Form 10KSB
period 2007-12-31
INTERNATIONAL MEDICAL STAFFING
filed 2008-03-12
CIK 1415306

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-148158

INTERNATIONAL MEDICAL STAFFING, INC.
(Name of small business issuer as specified in its charter)

Delaware	41-2233202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
542 East 3rd Street Brooklyn, New York ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (940) 991-8337

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $0.0001 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $50,000 as of March 3, 2008. Shares of common stock held by each officer and Director and by each person or group who owns 10% or more of the outstanding common stock amounting to 2,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The issuer had 5,600,000 shares of its common stock issued and outstanding as of March 10, 2008.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

Available Information

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy, and information statements and other information regarding reporting companies.

Cautionary Statement Concerning
Forward-Looking Statements

USE OF NAMES

In this Annual Report, the terms “International Medical Staffing, Inc.,” “Company,” “we,” or “our,” unless the context otherwise requires, mean International Medical Staffing, Inc..

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

•	dependence on key personnel;

•	competitive factors;

•	degree of success of research and development programs

•	the operation of our business; and

•	general economic conditions in the United States, Israel, and China

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report.

PART I

Item 1. Description of Business

Our Company and Business

We were incorporated in the State of Delaware under the name International Medical Staffing, Inc. on March 21, 2007. We are a development stage company and we have commenced only limited operations. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions, or consolidations. Neither we, nor our officers, Directors, promoters, or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements, or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

We intend to focus on developing into a leading provider of services for the global recruitment of qualified medical personnel. We plan to service the healthcare industry, primarily hospitals and nursing homes, by providing them with reliable recruitment, screening, and placement services in order to address the rising international shortage of qualified nurses and other medical staff.

We do not currently have sufficient capital to operate our business, and we may require additional funding in the future to sustain our operations. There is no assurance that we will have revenues in the future or that we will be able to secure the necessary funding to develop our business.

Our offices are currently located at 542 East 3rd Street, Brooklyn, NY 11218. Our telephone number is (940) 991-8337. We currently do not have a website.

The Market Opportunity

Nursing is a profession in which skilled practitioners save lives and improve patient outcomes every day. As the need for qualified registered nurses and other medical staff increases, hospitals are reporting that the recruitment of nurses is becoming increasingly difficult. To address this need many health care providers have turned to international nurse recruitment services companies in search of a stable supply of high quality nursing staff. See “What is the nursing shortage and why does it exist?” April 7, 2005 http://www.nursingadvocacy.org/faq/nursing_shortage.html.

Staffing Shortage

The United States is in the midst of a nursing shortage that is expected to intensify as baby boomers age and the need for health care grows. Compounding the problem is the fact that nursing colleges and universities across the country are struggling to expand enrollment levels to meet the rising demand of nurses in the marketplace. See “Nursing Shortage Fact Sheet” March 8, 2004 http://www.aacn.nche.edu/Media/Backgrounders/shortagefacts.html.

The demand for nursing care in the United States is expected to balloon over the next 20 years due to the aging of the population, advances in technology and various economic and policy factors. In fact, the U.S. Bureau of Labor Statistics ranks the occupation of nursing as having the seventh highest projected job growth in the United States. As new opportunities have opened up for young women and men, and new stresses have been added to the profession of nursing, fewer people have opted to choose nursing as a career. New admissions into nursing schools have dropped dramatically and consistently for the past six years.

If current trends continue, the U.S. Department of Labor Statistics states that the United States will be short 275,00 nurses by the year 2010, and that the country will need to educate about 1.1 million new nurses by 2012 - almost half the size of today's nursing workforce. The U.S. Department of Labor Statistics has predicted that the number of nurses needed in the workforce will grow by 632,000 to 2.9 million nurses by 2012 - a 27% increase - and that there will be a need for 236,000 new nurses per year to keep up with the increasing demand and nurse retirements. See "How many nurses are there?" October 21, 2006, http://www.nursingadvocacy.org/faq/rn_facts.html.

The Healthcare Market in the U.S.

Overview

Hospitals

In the United States there are 5,756 Registered Hospitals and 4,936 Community Hospitals, according to statistical resources of the American Hospital Association. Nurses make up a majority of the hospital caregivers. In 2005, hospitals were staffed by an estimated 118,000 registered nurses. See “Fast Facts on US Hospitals” October 20, 2006 http://www.aha.org/aha/resource-center/Statistics-and-Studies/fast-facts.html Nursing care in America's hospitals has reached a critical shortage — the worst in 50 years, according to Peter Buerhaus, the assistant dean of Vanderbilt School of Nursing, who has studied the problem. To make matters worse, just as there are fewer nurses, the population is aging and in need of more medical care. See Laura Marquez: "Nursing Shortage: How It May Affect You" http://abcnews.go.com/WNT/Health/story?id=1529546.

Nursing Homes

Nursing homes (also known as nursing facilities) typically provide 24-hour care for people who are recovering from an acute illness and custodial care for those who are functionally impaired and no longer able to live independently or in the community. A nursing home may be necessary if someone needs round-the clock nursing care, needs help with bathing, medications, meals and moving around, or might wander away without supervision. Approximately 1.6 million people reside in 18,000 nursing homes in the United States. See "Nursing Home Cost Hits $70,000 Per Year," October 4, 2004 http://www.consumeraffairs.com/news04/nursing_home_costs.html.

Other Health Care Staffing Shortages

The problem of shortages of health cares professionals in the U.S. is not limited to nurses. In addition to nurse shortages, hospitals have double-digit vacancy rates for pharmacists, X-ray technicians, laboratory technologists, and housekeeping and maintenance staff. Long-term care facilities and home health agencies are experiencing difficulties recruiting nurses, therapists and aides. However, the most pressing problem for all healthcare employers, especially hospitals, remains the inability to recruit and hire more nurses. See "Position Statement on Recruitment and Rights of Foreign Nurses," October, 2003 http://www.aft.org/topics/immig-healthcare/ImmigRts_10_03.pdf.

International Recruitment of Nurses

Many U.S. health care providers have turned to foreign nurses to fill the ever widening staffing gap. Foreign nurses are required to satisfy CGFNS requirements, foreign-trained nurses are required to submit a passing score on either the TOEFL, TWE, TSE, or MELAB, Parts 1, 2, and 3, and the Speaking Test. Registered nurses must submit a score of 540 on the written TOEFL, or 207 on the computer-based TOEFL, or 4.0 on the TWE, or 50 on the TSE. For the MELAB, Parts 1, 2, and 3, as well as the Speaking Test, must have a combined score of 79 with at least a 3+ on the Speaking Test.

Nurses applying for a Permanent (Immigrant) Visa may also be required to obtain a VisaScreen Certificate.

The VisaScreen includes the following:

•	Review of Educational Credentials

•	Review of licensure documentation

•	English language skills assessment (passing score on TOEFL, TWE, and TSE)

•	Passing score on the CGFNS Qualifying Examination or the NCLEX-RN

See: “Professional requirements”
http://www.inrllc.com/Nurse%20Recruitment/Professional_Requirements/professional_requirements.html.

To date, Indian nurses are the largest block of international nurses after Filipinos in the United States. In 2006, 4,395 Indian nurses sat for the NCLEX nursing exam, a number that has almost doubled since 2004. Lavina Melwani: "Nursing Success"

http://www.littleindia.com/news/123/ARTICLE/1798/2007-06-02.html.

Our Competitive Position in the Nurse Recruitment Market

Estimating the size and market share of international nurse staffing companies is difficult due to the lack of publicly available information. Additionally, the geographic playing field of nurse recruitment agencies can vary from a single region or single country to multiple countries. International nurse staffing companies typically vary in size and in their geographic specialties. The result is a highly fragmented market for international nurse recruitment.

Although we are not the only foreign nurse recruitment service, and other recruitment agencies also supply nurses, we believe that hospitals and nursing homes in the United States are in need of more nurses than the current recruitment agencies can supply.

Our competition includes:

•	DB Healthcare

•	International Nurses Recruiting

•	Compass International

•	Stateside Nursing International

Marketing & Sales Strategy

Our marketing strategy entails hiring marketing consultants to assist us in reaching out to nursing home and hospital facility administrators. We will initially focus on offering our services to nursing home and hospital facilities in the Northeast and Midwest regions of the United States. We will market our services to potential customers by sending direct correspondence to the administrators of the facilities and through hiring marketing consultants that specialize in marketing to the health care industry. Once contact has been made with an interested hospital or nursing home administrator, our President will engage the potential client.

Business Model - Recruitment of Nurses

We intend to implement each phase required in the recruitment and legal processing of foreign nurses and other medical staff personnel. We will assist our nursing candidates through the immigration process, obtaining all the required documents and visas, as well as walking them through every step in the procedure, until they arrive at our clients’ facilities. For our clients (nursing homes and hospitals), we intend to update them continually on their nursing staff’s immigration procedure in order for them to feel confident that we are managing and monitoring every stage of the process.

We intend to recruit healthcare providers in their countries of origin, starting with nurses in the Philippines. We will screen these candidates and assist them in preparing for any relevant exams, legal procedures, and immigration requirements required by the country of employment and by future employers of these nurses.

We plan for our Directors to individually interview each prospective nurse, and to review a copy of each nurse’s credentials and resume. We intend to verify the authenticity of all medical qualifications and experience of these nurses. After a thorough selection procedure we will present the resumes of approved nurses and other medical staff to prospective clients in the United States. We will also offer our prospective clients the opportunity to join us for nurse interviews at the nurses’ countries of origin, or to conduct private interviews with the nurses or other medical staff personnel that they wish to select.

We understand that every client has specific and dynamic wishes and therefore we are open to having our clients join us for interviews.

Placement Model for Nurses

After a client places an order for nurses, we will begin the process of recruitment. We will start by screening the nurses by reviewing resumes, investigating backgrounds, and conducting interviews. Then, we will address immigration processing. It is our intent that the selected nurses will be licensed for employment as an RN at our client's facilities.

Potential Growth

Our opportunities for growth lie primarily in the number of nurses and other medical staff personnel required by our potential clients. Our intention is to open recruitment branch offices in locations worldwide, with the goal to create a reputation as a well-known, well-respected, and successful international recruitment and placement service for nurses and other medical staff personnel.

Existing or Probable Government Regulations

Recruiting foreign nurses and certain other medical staff is dependant on their meeting certain federal and state regulatory requirements. Should the federal or state governments put a limit on the number of visas and or licenses, or make the process more difficult in any way, this would pose a challenge to our business.

In order to be considered for employment in the U.S. and satisfy CGFNS requirements, foreign-trained nurses are required to submit a passing score on either the TOEFL, TWE, TSE, or MELAB, Parts 1, 2, and 3, and the Speaking Test. Registered nurses must submit a score of 540 on the written TOEFL, or 207 on the computer-based TOEFL, or 4.0 on the TWE, or 50 on the TSE. For the MELAB, Parts 1, 2, and 3, as well as the Speaking Test, they must have a combined score of 79 with at least a 3+ on the Speaking Test.

Nurses applying for a Permanent (Immigrant) Visa may also be required to obtain a VisaScreen Certificate.

The VisaScreen includes the following:

•	Review of Educational Credentials

•	Review of licensure documentation

•	English language skills assessment (passing score on TOEFL, TWE and TSE)

•	Passing score on the CGFNS Qualifying Examination or the NCLEX-RN

Data source: “Professional requirements”
http://www.inrllc.com/Nurse%20Recruitment/Professional_Requirements/professional_requirements.html.

Employees

We have commenced only limited operations; therefore, we have no full time employees. Our officers and Directors provide service to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff.

Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Information

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We have incurred a net loss of $(40,927) for the period from March 21, 2007, (date of inception) through December 31, 2007. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities, which adjustment may have to be made should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose all or part of their investment.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on March 21, 2007. We currently have not recruited the candidates to provide the medical staffing requirements of our potential clients or executed any agreements with potential clients. Although we have begun initial planning for the recruiting of qualified nurses and other medical staff to be provided to medical facilities, we may not be able to execute our business plan unless and until we are successful in raising funds. In addition, our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenues and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

Our business plan may be unsuccessful.

The success of our business plan is dependent on our developing and offering solutions for the rising international shortage of qualified nurses and other medical staff. Our ability to develop such a recruitment service is unproven, and the lack of an operating history makes it difficult to validate our business plan.

We have no operating history and have experienced a net loss since inception, which we expect to continue in the future.

We incurred a net loss of $(40,927) for the period from March 21, 2007 (date of inception), through December 31, 2007. We expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the costs related to recruiting qualified medical staff on a global basis, and the costs related to marketing our recruitment services to potential healthcare providers such as nursing homes and hospitals.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

If we are unable to attract and retain healthcare personnel at reasonable costs, it could increase our operating costs and negatively impact our business.

We rely significantly on our ability to attract and retain foreign nurses and other medical staff personnel who possess the skills, experience, and, if required, licenses, necessary to meet the requirements of our clients. We will compete for foreign healthcare staffing personnel with other healthcare recruiting companies and with hospitals and healthcare facilities. We will need to continually evaluate and build our recruiting network to keep pace with our clients' needs and to remain competitive in our business. Currently, there is a shortage of nurses in most areas of the United States. However, as competition for such personnel has increased, salaries and benefits have risen as well. Increases in minimum salary requirements may cause the cost related to providing foreign nurses to become uneconomical. We may be unable to meet the target number of nurses and other medical staff personnel that we intend to recruit, thus, decreasing the potential for growth of our business. We cannot assure you that we will be successful in any of these areas. The cost of attracting nurses and other medical staff personnel and providing them with attractive benefit packages may be higher than we anticipate, and, as a result, if we are unable to pass these costs on to our clients, our profitability could be minimal. Moreover, if we are unable to attract and retain nurses and other medical staff personnel, our ability to provide adequate services to our clients may decline and, as a result, we could lose clients.

We may be legally liable for damages resulting from our hospital and healthcare facility clients' mistreatment of our healthcare personnel.

Because we are in the business of placing nurses and other medical staff personnel in the workplaces of our clients, we are subject to possible claims by our nurses and other medical staff personnel alleging discrimination, sexual harassment, negligence, and other similar injuries caused by our clients. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified nurses or other medical staff personnel in the future.

Because our officers and Directors work or consult for other companies, their other activities could slow down our operations.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and Directors allocate only a portion of their time to the operation our business. Since our officers and Directors are currently employed full time elsewhere, they are able to commit to us only up to 10 hours per week. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow down in operations.

We may need an extended period of time to provide our clients with nurses since the length of time involved in the recruitment process can extend from 10 to 24 months.

The recruitment period for foreign nurses can extend from 10 to 24 months. This time frame could result in our being unable to respond to client staffing requirements in a prompt and timely manner, which may cause us to lose current clients, or make it more difficult to attract future clients.

We face intense competition from other businesses that currently market and provide recruitment services for the healthcare industry.

Competition will come from entities that currently provide healthcare recruitment services and also from new entities that may enter the market. Our competitors who are already in the industry have longer operating histories, more extensive experience, greater name recognition, larger marketing budgets, and established customer bases than we do. In addition, these companies are able to hire full-time, directly employed, marketing personnel to better cover certain markets and customers. They can also invest greater resources in the development of contacts and procedures, both at the recruitment end and at the placement end, which will allow them to react to market changes faster, putting us at a possible competitive disadvantage.

Many of our competitors and potential competitors have significantly greater financial resources, which may allow them to provide better services.

Our competition, including DB Healthcare, International Nurses Recruiting, Compass International, and Stateside Nursing International, may have business plans and processes or may develop business plans and processes that will render our proposed service inferior. We will likely need to obtain and maintain certain advantages over our competitors in order to be competitive, which advantages require resources. There can be no assurance that we will have sufficient financial resources to maintain our marketing, recruitment, and customer support efforts on a competitive basis, or that we will be able to make the improvements necessary to maintain a competitive advantage with respect to our services.

We face exposure to changes in regulatory requirements regarding employment of foreign nurses and other medical staff.

A range of exposures exist relating to how we intend to recruit nurses and other medical staff personnel for our potential clients in the United States. Since recruiting foreign nurses is dependant on U.S. government and state regulations, a limitation on the number of visas issued, or changes to the rules and regulations making the visa or licensing processes more difficult would pose a challenge for us. This may require us to incur extensive legal services costs, and our legal fees may become an increased cost component of our business.

We face exposure to healthcare liability claims.

Even though the healthcare professionals we recruit and place will not be our employees, we may face exposure if any of the healthcare professionals we recruit and place are deemed to have been unqualified or to have acted negligently. The cost of defending such claims, even if groundless, could be substantial, and the associated negative publicity could adversely affect our ability to attract and retain employer clients.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

At present, we do not own any property. We currently maintain our corporate office at 542 East 3rd Street, Brooklyn, NY 11218. We pay monthly rent for use of this space. This space is sufficient for our current needs. We are leasing our offices from Baila Paluch, a former Director and officer. The monthly lease rental is $100, and the term of the lease arrangement is month to month.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the Over-The-Counter Bulletin Board.

Stock Option Grants

As of March 10, 2008, we have not granted any stock options.

Holders of Our Common Stock

As of March 10, 2008, we had 42 record stockholders.

Dividends

Since inception, we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the expansion and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors that our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Since inception, we have issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts, or commissions or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, or Regulation D or Regulation S promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

During the time period beginning on April 30, 2007, and ending on September 26, 2007, we issued and sold 2,000,000 shares of our common stock to our non-U.S. seed capital investors at a purchase price of $0.025 per share, without registering the shares with the Securities and Exchange Commission. We completed this offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in distribution of these offerings in the United States of America. These shares of common stock were subsequently registered pursuant to a Registration Statement on Form SB-2 which went effective on January 4, 2008.

On March 28, 2007, we sold 3,000,000 shares of our common stock to Mr. Aron Fishl Paluch, our President, Treasurer and Director, for services rendered. We believe this issuance was exempt from registration pursuant to Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. This offering and sale was made only to a non-U.S. citizen and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On April 20, 2007, we sold 600,000 shares of our common stock to Mrs. Devorah Leah Bisk Katan, our Secretary and Director, for services rendered. We believe this issuance was exempt from registration pursuant to Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. This offering and sale was made only to a non-U.S. citizen and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our  registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have recruited and placed nurses or other medical staff. Accordingly, we must raise cash from sources other than our operations in order to implement our business plan. We may raise this additional capital either through debt or equity, including potentially receiving a loan from our President. No assurance can be given that such efforts will be successful. The Company has no specific plans at present for raising additional capital.

In our management's opinion, there is a current and rapidly growing need for our recruitment services in the healthcare industry and particularly in the long-term care market in the United States, as well as in other health care markets around the world.

Our Corporate History

We were incorporated in the State of Delaware under the name International Medical Staffing, Inc. on March 21, 2007. We are a development stage company and we have commenced only limited operations. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. Neither we, nor our officers, Directors, promoters, or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements, or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

We intend to focus on developing into a leading provider of services for the global recruitment of qualified medical personnel. We plan to service the healthcare industry, primarily hospitals and nursing homes, by providing them with reliable recruitment, screening, and placement services in order to address the rising international shortage of qualified nurses and other medical staff.

We do not currently have sufficient capital to operate our business, and we may require additional funding in the future to sustain our operations. There is no assurance that we will have revenues in the future or that we will be able to secure the necessary funding to develop our business.

Plan of Operation

Our plan of operation is to market our recruiting services to nursing homes and hospitals throughout the United States of America. We intend to accomplish this through the following milestones:

1. Marketing of Services.

We will focus initially on offering our services to nursing homes and hospitals in the Northeast and Midwest regions of the United States of America. Our services will be marketed to potential customers through the hiring of marketing personnel specializing in marketing to the health care industry. We also intend to send out marketing materials offering our services directly to nursing home administrators. It is our hope that through our marketing we will be able to schedule appointments for our Company’s President, who will then engage the potential clients.

•
We intend to sign up the nursing home/hospital administrator to a Recruitment Contract which will entail our Company receiving a refundable deposit of $1,500 for every nurse to be recruited on his behalf.

•	We will liaison during the recruitment process and offer the client to join us in interviewing the nurse candidate.

•	We will inform our client on the progress of the immigration process so as to manage expectations and coordinate the anticipated arrival date of the nursing candidate.

•	We will require additional fees for our services in the amount of $3,500. These fees will be broken down in the following manner:

• $1,000 upon the nursing candidate receiving a visa to work in the United States of America;

• $1,000 upon the arrival of the nursing candidate in the United States of America; and

• $1,500 upon completion of a 90 day trial period at the client’s facility.

•
In addition, the client will have to pay all the direct expenses associated with the immigration procedure, including airfare to the United States from the nurse’s country of origin. This cost is estimated to be around $5,000 and may be paid in installments as necessary.

2. We plan to identify and retain a recruitment agent in the Philippines who will assist us in locating a steady supply of nursing candidates.

3. We intend to recruit nurses and other medical staff personnel in their countries of origin and, after screening these candidates, assist them in successfully passing all exams, legal procedures, and immigration requirements obligated by the country and state of future employment. We will accompany the nurses through each stage, offering advice and personal solutions, until their arrival and placement at the facility of employment.

Expenditures

We anticipate that we will incur the following expenses over the next 12 months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$40,000
Marketing and Recruiting Expenses	10,000
Travel Expenses	15,000
Agent Expenses	6,000
Office Expenses	11,000
TOTAL	$82,000

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements

Our Financial Statements and the related notes are set forth commencing on F-1 attached hereto.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered independent auditors due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There has been no change in our internal control over financial reporting that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position

Aron Fishl Paluch	34	President, Treasurer, and Director

Devorah Leah Bisk Katan	21	Secretary and Director

Aron Fishl Paluch has been our Director, President, and Treasurer since joining our Company on March 28, 2007. Mr. Paluch is a practicing lawyer and received his diploma from Ono Academic College in 2005. Mr. Paluch is a partner of Hager, Paluch Law Offices based in Kiryat Ono, Israel which was founded in 2005. The firm specializes in commercial litigation. From 2005 to the present, Mr. Paluch provided consultant services to US Medical Staff Inc., a nursing services recruitment company. In this position, Mr. Paluch has been responsible for liaising with U.S. nursing homes as well as liaising with nurse recruitment agents in the Philippines and India. From 1998 to 2005, Mr. Paluch was part owner of Argoman Ltd., a manpower agency that provides caregivers for elderly and handicapped individuals in Israel from the countries of the former Soviet Union, Romania, Bulgaria, Thailand, Nepal, India, and the Philippines.

Devorah Leah Bisk Katan joined our Company on April 20, 2007. She currently serves as our Director and Corporate Secretary. Since January 2006, Ms. Katan has served as the assistant to Mr. Paluch during his work with US Medical Staff Inc. Since April 20, 2007, she has been involved in learning all aspects of the operation, including learning how to evaluate the documentation of prospective nurses.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

We currently do not have a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, Directors and, greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2007, no Section 16(a) reports required to be filed by our executive officers, Directors, and greater-than-10% stockholders were not filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered from our inception during the fiscal year ended December 31, 2007.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Aron Fishl Paluch, PEO	2007	0	0	0	0	0	0	300	300

Devorah Leah Bisk Katan, Secretary	2007	0	0	0	0	0	0	60	60

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units, or others rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Aron Fishl Paluch, PEO	0	0	0	-	-	0	-	0	-

Devorah Leah Bisk Katan, CFO	0	0	0	-	-	0	-	0	-

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our Directors and officers.

 Compensation of Directors

All Directors receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business. From time to time we may engage certain members of the Board of Directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our Directors have not received any compensation for the fiscal year ended December 31, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth the number and percentage of shares of our common stock owned as of December 1, 2007, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership	Percentage of Class(¹)
Common Stock	Aron Fishl Paluch	(2)	3,000,000	53.57%

Common Stock	Devorah Leah Bisk Katan	(3)	600,000	10.71%

All officers as a Group	2 Persons		3,600,000	64.28%

(¹)
Based on 5,600,000 shares of our common stock outstanding. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants, or rights, but are not considered outstanding for computing the ownership percentage of any other person

(²)	The address for Aron Fishl Paluch is 542 East 3rd Street, Brooklyn, NY 11218.

(³)	The address for Devorah Leah Bisk Katan is 542 East 3rd Street, Brooklyn, NY 11218

Changes in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	-	0
Equity compensation plans not approved by security holders	0	-	0
Total

Item 12. Certain Relationships and Related Transactions.

Other than the transactions discussed below, we have not entered into any transaction during the last fiscal year nor are there any proposed transactions that exceed one percent of the average of our total assets at year end for the last three completed fiscal years in which any of our Directors, executive officers, stockholders, or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On March 28, 2007, we sold 3,000,000 shares of our common stock to Mr. Aron Fishl Paluch, our President, Treasurer, and Director, for services rendered. We believe this issuance was exempt from registration pursuant to Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. This offering and sale was made only to a non-U.S. citizen and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On April 20, 2007, we sold 600,000 shares of our common stock to Mrs. Devorah Leah Bisk Katan, our Secretary and Director, for services rendered. We believe this issuance was exempt from registration pursuant to Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. This offering and sale was made only to a non-U.S. citizen and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

In April 2007, we entered into a verbal agreement with Baila Paluch, a former Director of the Company, to lease office space. The monthly lease rental amount is $100, and the term of the lease arrangement is month to month. As of December 31, 2007, the Company had accrued $900 in office rent expense related to the lease.

Item 13. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on December 19, 2007, and incorporated herein by reference.)

3(ii)	Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on December 19, 2007, and incorporated herein by reference.)

31.1	Certification of Aron Fishl Paluch pursuant to Rule 13a-14(a).

32.1	Certification of Aron Fishl Paluch pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Davis Accounting Group P.C., as our registered independent auditors for the year ended December 31, 2007.

Audit Fees

               Davis Accounting Group P.C., billed us $5,000 in fees for our annual audit for the year ended December 31, 2007, and $6,000 in fees in connection with statutory and regulatory filings or engagements for that year.

Tax and All Other Fees

We did not pay any fees to Davis Accounting Group P.C. for tax compliance, tax advice, tax planning, or other work during our fiscal year ended December 31, 2007.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Board of Directors pre-approves all services to be provided by Davis Accounting Group P.C. and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2007, and for the years then ended, none of the hours expended on Davis Accounting Group P.C. engagement to audit those financial statements were attributed to work by persons other than Davis Accounting Group's full-time, permanent employees.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of International Medical Staffing, Inc.:

We have audited the accompanying balance sheet of International Medical Staffing, Inc. (a Delaware corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the period from March 21, 2007, through December 31, 2007, and from inception (March 21, 2007) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Medical Staffing, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the period from March 21, 2007, through December 31, 2007, and from inception (March 21, 2007) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenues to cover its operating costs. As such, it has incurred an operating loss since inception. In addition, the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
February 19, 2008.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2007

2007
ASSETS
Current Assets:
Cash in bank	$18,422
Total current assets	18,422
Total Assets	$18,422

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$1,000
Accrued liabilities	7,989
Total current liabilities	8,989
Total liabilities	8,989
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 5,600,000 shares issued and outstanding	560
Additional paid-in capital	49,800
(Deficit) accumulated during the development stage	(40,927)
Total stockholders' equity	9,433
Total Liabilities and Stockholders' Equity	$18,422

The accompanying notes to financial statements
are an integral part of this balance sheet.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2007, AND
CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH DECEMBER 31, 2007

	Period Ended	Cumulative
	December 31,	From
	2007	Inception

Revenues	$-	$-
Expenses:
General and administrative-
Professional fees	37,500	37,500
Bank charges	1,028	1,028
Consulting	1,000	1,000
Office rent	900	900
Officers compensation paid by common stock	360	360
Other	89	89
SEC and filing fees	50	50
Total general and administrative expenses	40,927	40,927
(Loss) from Operations	(40,927)	(40,927)
Other Income (Expense)	-	-
Provision for income taxes	-	-
Net (Loss)	$(40,927)	$(40,927)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,474,126

The accompanying notes to financial statements are
an integral part of these statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MARCH 21, 2007)
THROUGH DECEMBER 31, 2007

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals
Balance - March 21, 2007	-	$-	$-	$-	$-
Common stock issued for officers compensation	3,600,000	360	-	-	360
Common stock issued for cash	2,000,000	200	49,800	-	50,000
Net (loss) for the period	-	-	-	(40,927)	(40,927)
Balance - December 31, 2007	5,600,000	$560	$49,800	$(40,927)	$9,433

The accompanying notes to financial statements are
an integral part of this statement.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2007, AND
CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH DECEMBER 31, 2007

	Period Ended	Cumulative
	December 31,	From
	2007	Inception

Operating Activities:
Net (loss)	$(40,927)	$(40,927)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Officers compensation paid by issued shares	360	360
Changes in net liabilities-
Accounts payable - Trade	1,000	1,000
Accrued liabilities	7,989	7,989
Net Cash (Used in) Operating Activities	(31,578)	(31,578)
Investing Activities:
Cash provided by investing activities	-	-
Net Cash Provided by Investing Activities	-	-
Financing Activities:
Issuance of common stock for cash	50,000	50,000
Net Cash Provided by Financing Activities	50,000	50,000
Net Increase in Cash	18,422	18,422
Cash - Beginning of Period	-	-
Cash - End of Period	$18,422	$18,422

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

On March 28, 2007, the Company issued 3,000,000 shares of common stock, valued at $300, to an officer of the Company for services rendered.

On April 20, 2007, the Company issued 600,000 shares of common stock, valued at $60, to an officer of the Company for services rendered.

The accompanying notes to financial statements are
an integral part of these statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

International Medical Staffing, Inc. (“IMS” or the “Company”) is a Delaware corporation in the development stage, and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on March 21, 2007. The proposed business plan of the Company is to provide services to the healthcare industry, primarily hospitals and nursing homes, by providing reliable recruitment, screening, and placement services in order to address the rising international shortage of qualified nurses and other medical staff. The accompanying financial statements of IMS were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in April 2007, the Company commenced a capital formation activity through a Private Placement Offering (the “PPO”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of November 1, 2007, the Company had closed the PPO and received proceeds of $50,000. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on December 19, 2007, and declared effective on January 4, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2007.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and expenses for the period ended December 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage and has not commenced operations. The business plan of the company is to provide services to the healthcare industry, primarily hospitals and nursing homes, by providing reliable recruitment, screening, and placement services in order to address the rising international shortage of qualified nurses and other medical staff.

During the period ended December 31, 2007, the Company was organized and incorporated, and completed a capital formation activity to raise up to $50,000 from the sale of 2,000,000 shares of common stock through a PPO to various stockholders. The Company prepared a Registration Statement on Form SB-2 in order to register 2,000,000 shares of its common stock, for selling stockholders, with the SEC. The Registration Statement on Form SB-2 was filed with the SEC on December 19, 2007, and declared effective on January 4, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

(3) Common Stock

On March 28, 2007, the Company issued 3,000,000 shares of common stock to its Director and Corporate President, Secretary, and Treasurer for services rendered, valued at $300.

On April 20, 2007, the Company issued 600,000 shares of common stock to its Director and Corporate Secretary for services rendered, valued at $60.

On April 30, 2007, the Board of Directors of the Company approved a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. The PPO had an offering period of 180 days. As of December 31, 2007, the Company fully subscribed the PPO and raised a total of $50,000 in proceeds.

In addition, in 2007, the Company commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 2,000,000 shares of its outstanding common stock on behalf of selling shareholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on December 19, 2007, and declared effective on January 4, 2008.

(4) Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2007, was as follows (assuming a 23 percent effective federal and state income tax rate):

2007
Current Tax Provision:
Federal and state-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$9,413
Change in valuation allowance	(9,413)
Total deferred tax provision	$-

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

The Company had deferred income tax assets as of December 31, 2007, as follows:

2007
Loss carryforwards	$9,413
Less - Valuation allowance	(9,413)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2007, the Company had approximately $40,900 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(5) Related Party Transactions

As described in Note 3, during the period from March 21, 2007, through December 31, 2007, the Company issued 3,600,000 shares of its common stock to its Directors for services rendered with a value of $360.

In April 2007, the Company entered into a verbal agreement with an individual who is a relative of the Director of the Company and is also a former Director, officer, and stockholder of the Company to lease office space. The monthly lease rental amount is $100, and the term of the lease arrangement is month to month. As of December 31, 2007, the Company had accrued $900 in office rent expense related to the lease.

(6) Recent Accounting Pronouncements

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN No. 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements; however, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatement in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addressed how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements SAB No. 108 requires SEC registrants (1) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (2) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (3) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for the prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

(7) Commitments and Contingencies

As discussed in Note 5, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a relative of the Director of the Company and is also a former Director, officer, and stockholder of the Company. The monthly lease amount is $100.

(8) Subsequent Event

On January 9, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”). Under the Agreement, the Company agreed to pay to Island Stock Transfer fees amounting to $15,000, of which $6,000 were payable upon execution and the remaining $9,000 payable within 120 days. The agreement is for a twelve-month period during which Island Stock Transfer will act as the Company’s transfer agent and provide Edgarization services for the Company. As of February 19, 2008, the Company had paid the balance due of $12,000 to Island Stock Transfer.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MEDICAL STAFFING, INC.

By:	/s/ Aron Fishl Paluch
Aron Fishl Paluch President, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Aron Fishl Paluch	President, Treasurer, and Director	March 11, 2008
Aron Fishl Paluch

/s/ Devorah Leah Bisk Katan	Secretary and Director	March 11, 2008
Devorah Leah Bisk Katan