Form 10-Q
period 2008-03-31
INTERNATIONAL MEDICAL STAFFING
filed 2008-05-13
CIK 1415306

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The issuer had 5,600,000 shares of its common stock issued and outstanding as of May 12, 2008.

Available Information

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy, and information statements and other information regarding reporting companies.

Cautionary Statement Concerning
Forward-Looking Statements

USE OF NAMES

In this Quarterly Report, the terms “International Medical Staffing, Inc.,” “Company,” “we,” or “our,” unless the context otherwise requires, mean International Medical Staffing, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

☐	dependence on key personnel;

☐	competitive factors;

☐	degree of success of research and development programs

☐	the operation of our business; and

☐	general economic conditions in the United States and the Philippines.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report.

PART I

Item 1. Financial Statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF MARCH 31, 2008
(Unaudited)

2008
ASSETS
Current Assets:
Cash in bank	$402
Prepaid expenses	11,675
Total current assets	12,077
Total Assets	$12,077

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$4,200
Accrued liabilities	6,200
Due to related party - Director and stockholder	2,593
Total current liabilities	12,993
Total liabilities	12,993
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 5,600,000 shares issued and outstanding	560
Additional paid-in capital	49,800
(Deficit) accumulated during the development stage	(51,276)
Total stockholders' (deficit)	(916)
Total Liabilities and Stockholders' (Deficit)	$12,077

The accompanying notes to financial statements
are an integral part of this balance sheet.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, THE PERIOD ENDED
MARCH 31, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH MARCH 31, 2008
(Unaudited)

	Three Months Ended March 31, 2008	Period Ended March 31, 2007	Cumulative From Inception

Revenues	$-	$-	$-
Expenses:
General and administrative-
Professional fees	7,525	-	45,025
SEC and filing fees	2,504	-	2,554
Office rent	300	-	1,200
Bank charges	20	-	1,048
Consulting	-	-	1,000
Officers compensation paid by common stock	-	300	360
Other	-	-	89
Total general and administrative expenses	10,349	300	51,276
(Loss) from Operations	(10,349)	(300)	(51,276)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(10,349)	$(300)	$(51,276)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,600,000	1,090,909

The accompanying notes to financial statements are
an integral part of these statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, THE PERIOD ENDED
MARCH 31, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH MARCH 31, 2008
(Unaudited)

	Three Months Ended March 31, 2008	Period Ended March 31, 2007	Cumulative From Inception

Operating Activities:
Net (loss)	$(10,349)	$(300)	$(51,276)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Officers compensation paid by issued shares	-	300	360
Prepaid expenses	(11,675)	-	(11,675)
Changes in net liabilities-
Accounts payable - Trade	3,200	-	4,200
Accrued liabilities	(1,789)	-	6,200
Net Cash (Used in) Operating Activities	(20,613)	-	(52,191)
Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Issuance of common stock for cash	-	-	50,000
Due to Related Party - Director and stockholder	2,593	-	2,593
Net Cash Provided by Financing Activities	2,593	-	52,593
Net Increase (Decrease) in Cash	(18,020)	-	402
Cash - Beginning of Period	18,422	-	-
Cash - End of Period	$402	$-	$402

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

On March 28, 2007, the Company issued 3,000,000 shares of common stock, valued at $300, to an officer of the Company for services rendered.

On April 20, 2007, the Company issued 600,000 shares of common stock, valued at $60, to an officer of the Company for services rendered.

The accompanying notes to financial statements are
an integral part of these statement.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(UNAUDITED)
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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2008, and for the three months ended March 31, 2008, the period ended March 31, 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2008, the period ended March 31, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-KSB filed with the SEC for additional information, including significant accounting policies.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(UNAUDITED)

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2008.

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(UNAUDITED)

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and expenses for the periods ended March 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(UNAUDITED)

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

During the period ended March 31, 2008, the Company was organized and incorporated, and completed a capital formation activity to raise up to $50,000 from the sale of 2,000,000 shares of common stock through a PPO to various stockholders. The Company prepared a Registration Statement on Form SB-2 in order to register 2,000,000 shares of its common stock, for selling stockholders, with the SEC. The Registration Statement on Form SB-2 was filed with the SEC on December 19, 2007, and declared effective on January 4, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

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

On April 30, 2007, the Board of Directors of the Company approved a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. The PPO had an offering period of 180 days. On November 1, 2007, the Company fully subscribed the PPO and raised a total of $50,000 in proceeds.

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(UNAUDITED)

(4) Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2008, was as follows (assuming a 23.7 percent effective federal and state income tax rate):

	2008	2007

Current Tax Provision:
Federal and state-
State franchise tax	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$2,453	$9,413
Change in valuation allowance	(2,453)	(9,413)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2008, as follows:

	2008	2007

Loss carryforwards	$12,152	$9,413
Less - Valuation allowance	(12,152)	$(9,413)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2008, the Company had approximately $51,276 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(5) Related Party Transactions

As described in Note 3, during the period from March 21, 2007, through December 31, 2007, the Company issued 3,600,000 shares of its common stock to its Directors for services rendered with a value of $360.

In April 2007, the Company entered into a verbal agreement with an individual who is a relative of the Director of the Company and is also a former Director, officer, and stockholder of the Company to lease office space. The monthly lease rental amount is $100, and the term of the lease arrangement is month to month. For the three months ended March 31, 2008, the Company accrued $300 in office rent expense related to the lease.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(UNAUDITED)

As of March 31, 2008, the Company owed to a Director and stockholder $2,593 that he loaned to the Company. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

(6) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(UNAUDITED)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(7) Commitments and Contingencies

As discussed in Note 5, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a relative of the Director of the Company and is also a former Director, officer, and stockholder of the Company. The monthly lease amount is $100.

On January 9, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”). Under the Agreement, the Company agreed to pay to Island Stock Transfer fees amounting to $15,000, of which $6,000 was payable upon execution of the agreement and the remaining $9,000 payable within 120 days. The agreement is for a 12 month period during which Island Stock Transfer will act as the Company’s transfer agent and provide Edgarization services for the Company. As of March 31, 2008, the Company had paid $12,000 to Island Stock Transfer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have recruited and placed nurses or other medical staff. Accordingly, we must raise cash from sources other than our operations in order to implement our business plan. We may raise this additional capital either through debt or equity, including potentially receiving a loan from our President. No assurance can be given that such efforts will be successful. The Company has no specific plans at present for raising additional capital.

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

Plan of Operation

Our plan of operation is to market our recruiting services to nursing homes and hospitals throughout the United States. We will focus initially on offering our services to nursing homes and hospitals in the Northeast and Midwest regions of the United States. We plan to identify and retain a recruitment agent in the Philippines who will assist us in locating a steady supply of nursing candidates. We intend to recruit nurses and other medical staff personnel in their countries of origin and, after screening these candidates, assist them in successfully passing all exams, legal procedures, and immigration requirements obligated by the country and state of future employment. We will accompany the nurses through each stage, offering advice and personal solutions, until their arrival and placement at the facility of employment.

Results of Operations

Revenues

We had no revenues for the period from March 21, 2007 (date of inception) through March 31, 2008.

Expenses

Our expenses for the three month period ended March 31, 2008 were $10,349 and since our inception were $51,276. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three month period ended March 31, 2008 was $10,349. During the period from March 31, 2007 (date of inception) through March 31, 2008, we incurred a net loss of $51,276. This loss consisted primarily of administrative expenses. Since inception, we have sold 5,600,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2008, reflects assets of $12,077. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration
The financial statements contained herein for the fiscal quarter ended March 31, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-KSB for the period ended December 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended March 31, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our annual report on Form 10KSB for the period ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

INTERNATIONAL MEDICAL STAFFING, INC.

Date: May 12, 2008	By:	/s/ Aron Fishl Paluch
Aron Fishl Paluch
President, Treasurer, and Director Principal Executive Officer, Principal Financial and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Aron Fishl Paluch	President, Treasurer, and Director	May 12, 2008
Aron Fishl Paluch