Form 10-Q
period 2008-06-30
INTERNATIONAL MEDICAL STAFFING
filed 2008-08-07
CIK 1415306

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2008

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
YES ☐  NO ☒

The issuer had 5,600,000 shares of its common stock issued and outstanding as of August 7, 2008.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy, and information statements and other information regarding reporting companies.

Cautionary Statement Concerning
Forward-Looking Statements

USE OF NAMES

In this quarterly report, the terms “International Medical Staffing, Inc.,” “Company,” “we,” or “our,” unless the context otherwise requires, mean International Medical Staffing, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this Quarterly Report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

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

PART I

Item 1. Financial Statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Financial Statements-

Balance Sheets as of June 30, 2008, and December 31, 2007	F-2

Statements of Operations for the Three Months and Six Months Ended
June 30, 2008, the Three Months and Period Ended June 30, 2007, and
Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2008, the
Period Ended June 30, 2007, and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2008, and 2007	F-5

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2008, AND DECEMBER 31, 2007
(Unauditied)

	2008	2007
ASSETS
Current Assets:
Cash in bank	$3,948	$18,422
Prepaid expenses	7,925	-
Total current assets	11,873	18,422
Total Assets	$11,873	$18,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$6,128	$1,000
Accrued liabilities	4,500	7,989
Due to related party - Director and stockholder	3,102	-
Total current liabilities	13,730	8,989
Total liabilities	13,730	8,989
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 5,600,000 shares issued and outstanding	560	560
Additional paid-in capital	49,800	49,800
(Deficit) accumulated during the development stage	(52,217)	(40,927)
Total stockholders' equity (deficit)	(1,857)	9,433
Total Liabilities and Stockholders' Equity (Deficit)	$11,873	$18,422

The accompanying notes to financial statements are
an integral part of these balance sheets.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, THE THREE MONTHS ENDED
AND PERIOD ENDED JUNE 30, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

			Six
			Months Ended	Period Ended	Cumulative
	Three Months Ended June 30,		June 30,	June 30,	From
	2008	2007	2008	2007	Inception

Revenues	$10,000	$-	$10,000	$-	$10,000
Expenses:
General and administrative-
Professional fees	9,928	10,000	17,453	10,000	54,953
SEC and filing fees	509	-	3,013	-	3,063
Office rent	300	-	600	-	1,500
Bank charges	80	300	100	300	1,128
Consulting	-	435	-	435	1,000
Officers compensation paid by common stock	-	60	-	360	360
Other	124	-	124	-	213
Total general and administrative expenses	10,941	10,795	21,290	11,095	62,217
(Loss) from Operations	(941)	(10,795)	(11,290)	(11,095)	(52,217)
Other Income (Expense)	-	-	-	-	-
Provision for income taxes	-	-	-	-	-
Net (Loss)	$(941)	$(10,795)	$(11,290)	$(11,095)	$(52,217)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,600,000	3,163,769	5,600,000	2,940,195

The accompanying notes to financial statements are
an integral part of these statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, THE PERIOD ENDED
JUNE 30, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Six
	Months Ended	Period Ended	Cumulative
	June 30,	June 30,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(11,290)	$(10,795)	$(52,217)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Officers compensation paid by issued shares	-	360	360
Changes in net liabilities-
Prepaid expenses	(7,925)	-	(7,925)
Accounts payable - Trade	5,128	-	6,128
Accrued liabilities	(3,489)	-	4,500
Net Cash (Used in) Operating Activities	(17,576)	(10,435)	(49,154)
Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Issuance of common stock for cash	-	13,500	50,000
Due to Related Party - Director and stockholder	3,102	-	3,102
Net Cash Provided by Financing Activities	3,102	13,500	53,102
Net Increase (Decrease) in Cash	(14,474)	3,065	3,948
Cash - Beginning of Period	18,422	-	-
Cash - End of Period	$3,948	$3,065	$3,948

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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
JUNE 30, 2008, AND 2007
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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the three-month and six-month periods ended June 30, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-KSB filed with the SEC for additional information, including significant accounting policies.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. During the quarter ended June 30, 2008, the Company received $10,000 in consulting revenue. The revenue was solely for locating qualified nurses and the nurses were not hired out through the Company.

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2008.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and expenses for the periods ended June 30, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

For the period from inception through June 30, 2008, the Company was organized and incorporated, and completed a capital formation activity to raise up to $50,000 from the sale of 2,000,000 shares of common stock through a PPO to various stockholders. The Company prepared a Registration Statement on Form SB-2 in order to register 2,000,000 shares of its common stock, for selling stockholders, with the SEC. The Registration Statement on Form SB-2 was filed with the SEC on December 19, 2007, and declared effective on January 4, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

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

(4) Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2008, and 2007, was as follows (assuming a 23.7 percent effective federal and state income tax rate):

	2008	2007

Current Tax Provision:
Federal and state-
State franchise tax	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$2,676	$2,453
Change in valuation allowance	(2,676)	(2,453)

Total deferred tax provision	$-	$-

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

The Company had deferred income tax assets as of June 30, 2008, and 2007 as follows:

	2008	2007

Loss carryforwards	$12,375	$12,152
Less - Valuation allowance	(12,375)	(12,152)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2008, and 2007 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2008, the Company had approximately $52,200 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(5) Related Party Transactions

As described in Note 3, during the period from March 21, 2007, through December 31, 2007, the Company issued 3,600,000 shares of its common stock to its Directors for services rendered with a value of $360.

In April 2007, the Company entered into a verbal agreement with an individual who is a relative of the Director of the Company and is also a former Director, officer, and stockholder of the Company to lease office space. The monthly lease rental amount is $100, and the term of the lease arrangement is month to month. For the three months ended June 30, 2008, the Company accrued $300 in office rent expense related to the lease.

As of June 30, 2008, the Company owed to a Director and stockholder $3,102 that he loaned to the Company. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

(6) Recent Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option:

a)	may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method;
b)	is irrevocable (unless a new election date occurs); and
c)	is applied only to entire instruments and not to portions of instruments.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as “minority interests” – see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount of the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(Unaudited)

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

(7) Commitments and Contingencies

As discussed in Note 5, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a relative of the Director of the Company and is also a former Director, officer, and stockholder of the Company. The monthly lease amount is $100.

On January 9, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”). Under the Agreement, the Company agreed to pay to Island Stock Transfer fees amounting to $15,000, of which $6,000 was payable upon execution of the agreement and the remaining $9,000 payable within 120 days. The agreement is for a 12-month period during which Island Stock Transfer will act as the Company’s transfer agent and provide Edgarization services for the Company. As of June 30, 2008, the Company had paid $12,000 to Island Stock Transfer.

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

We intend to focus on developing into a leading provider of services for the global recruitment of qualified medical personnel. We plan to service the healthcare industry, primarily hospitals, and nursing homes, by providing them with reliable recruitment, screening, and placement services in order to address the rising international shortage of qualified nurses and other medical staff.

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

Results of Operations

Revenues

We have had $10,000 in revenues for the period from March 21, 2007 (date of inception) through June 30, 2008. Such revenues were related to consulting services.

Expenses

Our expenses for the three-month period ended June 30, 2008, were $10,941 and since our inception were $62,217. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net (Loss)

Our net loss for the three-month period ended June 30, 2008, was $941. During the period from March 31, 2007 (date of inception) through June 30, 2008, we incurred a net loss of $51,217. This loss consisted primarily of administrative expenses. Since inception, we have sold 2,000,000 shares of common stock, and issued 3,600,000 shares for services rendered by officers.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2008, reflects assets of $11,873. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended June 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-KSB for the period ended December 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended June 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-KSB for the year ended December 31, 2007.

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
Date: August 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Aron Fishl Paluch	President, Treasurer, and Director	August 7, 2008
Aron Fishl Paluch