Form 10-Q
period 2008-09-30
INTERNATIONAL MEDICAL STAFFING
filed 2008-11-13
CIK 1415306

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2008

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

Indicate by check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES☐ NO☒

The issuer had 5,600,000 shares of its common stock issued and outstanding as of November 13, 2008.

Available Information

Our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy, and information statements and other information regarding reporting companies.

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

dependence on key personnel;

competitive factors;

degree of success of research and development programs

the operation of our business; and

general economic conditions in the United States and the Philippines.

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

PART I

Item 1. Financial Statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Interim Financial Statements-

Balance Sheets as of September 30, 2008, and December 31, 2007	F-2

Statements of Operations for the Three Months and Nine Months Ended September 30, 2008, the Three Months and Period Ended September 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2008, the Period Ended September 30, 2007, and Cumulative from Inception	F-4

Notes to Financial Statements September 30, 2008, and 2007	F-5

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

	2008	2007
ASSETS

Current Assets:
Cash in bank	$3,255	$18,422
Prepaid expenses	4,175	-
Total current assets	7,430	18,422
Total Assets	$7,430	$18,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$9,773	$1,000
Accrued liabilities	4,800	7,989
Due to related party - Director and stockholder	4,029	-
Total current liabilities	18,602	8,989
Total liabilities	18,602	8,989
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 5,600,000 shares issued and outstanding	560	560
Additional paid-in capital	49,800	49,800
(Deficit) accumulated during the development stage	(61,532)	(40,927)
Total stockholders' equity (deficit)	(11,172)	9,433
Total Liabilities and Stockholders' Equity (Deficit)	$7,430	$18,422

The accompanying notes to financial statements
are an integral part of these balance sheets.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, THE THREE MONTHS ENDED
AND PERIOD ENDED SEPTEMBER 30, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

			Nine Months Ended	Period Ended	Cumulative
	Three Months Ended September 30,		September 30,	September 30,	From
	2008	2007	2008	2007	Inception

Revenues	$5,980	$-	$15,980	$-	$15,980

Expenses:
General and administrative-
Professional fees	11,523	17,000	31,476	27,000	68,976
SEC and filing fees	927	-	3,940	-	3,990
Office rent	300	300	900	600	1,800
Bank charges	45	1,028	145	1,028	1,173
Consulting	-	-	-	-	1,000
Officers compensation paid by common stock	-	-	-	360	360
Other	-	-	124	-	213
Total general and administrative expenses	12,795	18,328	36,585	28,988	77,512
(Loss) from Operations	(6,815)	(18,328)	(20,605)	(28,988)	(61,532)
Other Income (Expense)	-	-	-	-	-
Provision for income taxes	-	-	-	-	-
Net (Loss)	$(6,815)	$(18,328)	$(20,605)	$(28,988)	$(61,532)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,600,000	4,613,093	5,600,000	3,940,206

The accompanying notes to financial statements are
an integral part of these statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, THE PERIOD ENDED
SEPTEMBER 30, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Nine
	Months Ended	Period Ended	Cumulative
	September 30,	September 30,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(20,605)	$(28,988)	$(61,532)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Officers compensation paid by issued shares	-	360	360
Changes in net liabilities-
Prepaid expenses	(4,175)	-	(4,175)
Accounts payable -Trade	8,773	1,000	9,773
Accrued liabilities	(3,189)	17,600	4,800
Net Cash (Used in) Operating Activities	(19,196)	(10,028)	(50,774)
Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Issuance of common stock for cash	-	50,000	50,000
Due to Related Party - Director and stockholder	4,029	-	4,029
Net Cash Provided by Financing Activities	4,029	50,000	54,029
Net Increase (Decrease) in Cash	(15,167)	39,972	3,255
Cash - Beginning of Period	18,422	-	-
Cash - End of Period	$3,255	$39,972	$3,255

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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
SEPTEMBER 30, 2008
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

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on December 19, 2007, and declared effective on January 4, 2008. The Company will not receive any of the proceeds from this registration activity once the shares of common stock are sold.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-KSB filed with the SEC for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. During the nine months ended September 30, 2008, the Company received $15,980 in consulting revenues. The revenues were solely for locating qualified nurses and the nurses were not hired out through the Company.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2008, and 2007.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and expenses for the periods ended September 30, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

For the period from inception through September 30, 2008, the Company was organized and incorporated, and completed a capital formation activity to raise up to $50,000 from the sale of 2,000,000 shares of common stock through a PPO to various stockholders. The Company prepared a Registration Statement on Form SB-2 in order to register 2,000,000 shares of its common stock, for selling stockholders, with the SEC. The Registration Statement on Form SB-2 was filed with the SEC on December 19, 2007, and declared effective on January 4, 2008. The Company will not receive any of the proceeds from this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in providing services to the healthcare industry, primarily hospitals and nursing homes, by providing reliable recruitment, screening, and placement services that will generate sufficient revenues to sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(4) Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2008, and 2007, was as follows (assuming a 23.7 percent effective federal and state income tax rate):
	2008	2007
Current Tax Provision:
Federal and state-
State franchise tax	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$4,267	$6,870
Change in valuation allowance	(4,267)	(6,870)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2008, as follows:
2008
Loss carryforwards	$14,583
Less -Valuation allowance	(14,583)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2008, and 2007 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2008, the Company had approximately $61,532 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(5) Related Party Transactions

As described in Note 3, during the period from March 21, 2007, through December 31, 2007, the Company issued 3,600,000 shares of its common stock to its Directors for services rendered with a value of $360.

In April 2007, the Company entered into a verbal agreement with an individual who is a relative of the Director of the Company and also a former Director, officer, and stockholder of the Company to lease office space. The monthly lease rental amount is $100, and the term of the lease arrangement is month to month. For the three months ended September 30, 2008, the Company accrued $300 in office rent expense related to the lease.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

As of September 30, 2008, the Company owed to a Director and stockholder $4,029 that he loaned to the Company. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

(6) Commitments and Contingencies

As discussed in Note 5, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a relative of the Director of the Company and also a former Director, officer, and stockholder of the Company. The monthly lease amount is $100.

On January 9, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”). Under the Agreement, the Company agreed to pay to Island Stock Transfer fees amounting to $15,000, of which $6,000 was payable upon execution of the agreement and the remaining $9,000 payable within 120 days. The agreement is for a one-year period during which Island Stock Transfer will act as the Company’s transfer agent and provide Edgarization services for the Company. As of September 30, 2008, the Company had paid $12,000 to Island Stock Transfer in connection to the agreement.

(7) Recent Accounting Pronouncements

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

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

Results of Operations

Revenues

We had revenues of $5,980 for the three-month period ended September 30, 2008, and since inception, our revenues have been $15,980. Such revenues have been derived from non-repetitive consulting services rendered to clients, which are only an incidental part of our business plan.

Expenses

Our expenses for the three-month period ended September 30, 2008, were $12,795 and since our inception were $77,512. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three-month period ended September 30, 2008, was $(6,815). During the period from March 31, 2007 (date of inception), through September 30, 2008, we incurred a net loss of $(61,532). This loss consisted primarily of administrative expenses. Since inception, we have issued 5,600,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008, reflects assets of $7,430. Cash resources from inception through September 30, 2008, have been insufficient to provide for the working capital necessary to operate our business.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended September 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-KSB for the period ended December 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended September 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNATIONALMEDICAL STAFFING, INC.

By:	/s/ Aron Fishl Paluch
Aron Fishl Paluch
President, Treasurer, and Director
Principal Executive Officer, and Principal Financial and Chief Accounting Officer

Date: November 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Aron Fishl Paluch	President, Treasurer, and Director	November 13, 2008
Aron Fishl Paluch