Form 10-K
period 2008-12-31
INTERNATIONAL MEDICAL STAFFING
filed 2009-03-23
CIK 1415306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission File number 333-148158

INTERNATIONAL MEDICAL STAFFING, INC.
(Exact name of Registrant as specified in its charter)
Delaware	41-2233202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
542 East 3rd Street Brooklyn, New York	11218
(Address of principal executive offices)	(Zip Code)
(940) 991-8337
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was $50,000.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 20, 2009, was 5,600,000 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

Available Information
 Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

TABLE OF CONTENTS

Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section entitled “Risk Factors” in the Registration Statement on Form SB-2 that went effective as of January 4, 2008 and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to environmental regulation and liability;
•	risks related to tax assessments; and
•	other risks and uncertainties related to our prospects, properties and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform them to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "IMS," and “Issuer” mean International medical Staffing Inc. unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Form and year of organization

We were incorporated on March 21, 2007, in the State of Delaware. Our authorized capital consists of 100,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.0001 per Common Share.

Our principal executive offices are located at 542 East 3rd Street, Brooklyn, NY 11218.  Our telephone number is (940) 991-8337.

Our Common Shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “IMSG.OB".

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, been in receivership, or been involved in any legal actions or proceedings.

Business of Issuer

Our Principal Service

We are a development stage company.  We intend to focus on developing into a leading provider of services for the global recruitment of qualified healthcare personnel.  We plan to service the healthcare industry (primarily hospitals and nursing homes) by providing them with reliable recruitment, screening, and placement services in order to address the rising international shortage of qualified nurses and other medical staff.

Our Business and Marketing Strategy

We intend to implement each phase required in the recruitment and legal processing of foreign nurses and other healthcare personnel.  We will assist our nursing candidates through the immigration process, obtaining all the required documents and visas, as well as walking them through every step in the procedure until they arrive at our clients’ facilities.  For our clients (nursing homes and hospitals), we intend to update them continually on their nursing staff’s immigration procedure in order for them to feel confident that we are managing and monitoring every stage of the process.

We intend to recruit healthcare personnel in their countries of origin, starting with nurses in the Philippines.  We will screen these candidates and assist them in preparing for any relevant exams, legal procedures and immigration requirements required by the country of employment and by future employers of these nurses.

We plan for our Directors to individually interview each prospective nurse and to review a copy of each nurse’s credentials and resume.  We intend to verify the authenticity of all medical qualifications and experience of these nurses. After a thorough selection procedure we will present the resumes of approved nurses and other medical staff to prospective clients in the United States. We will also offer our prospective clients the opportunity to join us for nurse interviews at the nurses’ countries of origin, or to conduct private interviews with the nurses or other healthcare personnel that they wish to select.

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

Competitive Business Conditions and our Competitive Position in the Industry and Methods of Competition

Estimating the size and market share of international nurse staffing companies is difficult due to the lack of publicly available information. Additionally, the geographic area of nurse recruitment agencies can vary from a single region or single country to multiple countries.  International nurse staffing companies typically vary in size and in their geographic specialties. The result is a highly fragmented market for international nurse recruitment.

Although we are not the only foreign nurse recruitment service, and other recruitment agencies also supply nurses, we believe that hospitals and nursing homes in the United States are in need of more nurses than the current recruitment agencies can supply.

Our competition includes:

•	DB Healthcare
•	International Nurses Recruiting
•	Compass International
•	Stateside Nursing International

Employees

As of December 31, 2008, we have no employees.  All functions including development, strategy, negotiations and administration are currently being provided by our Directors on an as-needed basis.  When we commence full operations, we will need to hire full-time management and administrative support staff.

ITEM 1A. Risk Factors.

Risks Relating to Our Business and Our Industry

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred a net loss of $79,444 for the period from March 21, 2007, (date of inception) through December 31, 2008.  We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities, which adjustment may have to be made should we be unable to continue as a going concern.  If we cannot continue as a viable entity, our stockholders may lose all or part of their investment.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on March 21, 2007. We currently have not recruited the candidates to provide the medical staffing requirements of our potential clients or executed any agreements with potential clients.  Although we have begun initial planning for the recruiting of qualified nurses and other healthcare personnel to be provided to medical facilities, we may not be able to execute our business plan unless and until we are successful in raising funds.  In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  As a result, we may not be able to obtain additional necessary funding.  There can be no assurance that we will ever achieve any revenues or profitability. The revenues and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

Our business plan may be unsuccessful.

The success of our business plan is dependent on our developing and offering solutions for the rising international shortage of qualified nurses and other healthcare personnel.  Our ability to develop such a recruitment service is unproven, and the lack of an operating history makes it difficult to validate our business plan.

If we are unable to attract and retain healthcare personnel at reasonable costs, it could increase our operating costs and negatively impact our business.

We rely significantly on our ability to attract and retain foreign nurses and other healthcare personnel who possess the skills, experience, and, if required, licenses, necessary to meet the requirements of our clients.  We will compete for foreign healthcare personnel with other healthcare recruiting companies and with hospitals and healthcare facilities. We will need to continually evaluate and build our recruiting network to keep pace with our clients' needs and to remain competitive in our business.  Currently, there is a shortage of nurses in most areas of the United States.  However, as competition for such personnel has increased, salaries and benefits have risen as well.  Increases in minimum salary requirements may cause the cost related to providing foreign nurses to become uneconomical.  We may be unable to meet the target number of nurses and other healthcare personnel that we intend to recruit, thus, decreasing the potential for growth of our business.  We cannot assure you that we will be successful in any of these areas. The cost of attracting nurses and other healthcare personnel and providing them with attractive benefit packages may be higher than we anticipate, and, as a result, if we are unable to pass these costs on to our clients, our profitability could be minimal.  Moreover, if we are unable to attract and retain nurses and other healthcare personnel, our ability to provide adequate services to our clients may decline and, as a result, we could lose clients.

We may be legally liable for damages resulting from our hospital and healthcare facility clients' mistreatment of our healthcare personnel.

Because we are in the business of placing nurses and other healthcare personnel in the workplaces of our clients, we are subject to possible claims by our nurses and other healthcare personnel alleging discrimination, sexual harassment, negligence, and other similar injuries caused by our clients.  The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified nurses or other healthcare personnel in the future.

Because our officers and Directors work or consult for other companies, their other activities could slow down our operations.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations.  Presently, our officers and Directors allocate only a portion of their time to the operation of our business.  Since our officers and Directors are currently employed full-time elsewhere, they are able to commit to us only up to 10 hours per week.  Therefore, it is possible that their pursuit of other activities may slow our operations and consequently reduce our financial results.

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

Competition will come from entities that currently provide healthcare recruitment services and also from new entities that may enter the market.  Our competitors who are already in the industry have longer operating histories, more extensive experience, greater name recognition, larger marketing budgets, and more established customer bases than we do.  In addition, these companies are able to hire full-time, directly employed, marketing personnel to better cover certain markets and customers.  They can also invest greater resources in the development of contacts and procedures, both at the recruitment end and at the placement end, which will allow them to react to market changes faster, putting us at a possible competitive disadvantage.

Many of our competitors and potential competitors have significantly greater financial resources, which may allow them to provide better services.

Our competition, including DB Healthcare, International Nurses Recruiting, Compass International, and Stateside Nursing International, may have business plans and processes or may develop business plans and processes that will render our proposed services inferior. We will likely need to obtain and maintain certain advantages over our competitors in order to be competitive; which advantages require resources. There can be no assurance that we will have sufficient financial resources to maintain our marketing, recruitment, and customer support efforts on a competitive basis, or that we will be able to make the improvements necessary to maintain a competitive advantage with respect to our services.

We face exposure to changes in regulatory requirements regarding employment of foreign nurses and other healthcare personnel.

A range of exposures exists relating to how we intend to recruit nurses and other healthcare personnel for our potential clients in the United States.  Since recruiting foreign nurses is dependant on U.S. government and state regulations, a limitation on the number of visas issued, or changes to the rules and regulations making the visa or licensing processes more difficult would pose a challenge for us. This may require us to incur extensive legal service costs, and our legal fees may become an increased cost component of our business.

We face exposure to healthcare liability claims.

Even though the healthcare professionals we recruit and place will not be our employees, we may face exposure if any of the healthcare professionals we recruit and place are deemed unqualified or negligent.  The cost of defending such claims, even if groundless, could be substantial, and the associated negative publicity could adversely affect our ability to attract and retain employer clients.

ITEM 2. PROPERTIES

Our Principal Executive Office

Our principal executive office is located at 542 East 3rd Street, Brooklyn, NY 11218.  Our telephone number is (940) 991-8337. We believe that the condition of our lease property is satisfactory, suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficiary of more than 5% of our voting securities or security holder is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 6, 2008, our Common Shares began trading on the over-the-counter market and are currently quoted on the OTCBB under the symbol “IMSG.OB.” Prior to that date, there was no established trading market for our Common Shares.  There has been no active trading in our securities and there have been no high or low bid prices quoted.

Holders of our Common Shares

As of March 23, 2009, there were 42 registered stockholders holding 5,600,000 Common Shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.  There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date hereof, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2008, neither we nor any  “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See section entitled “Forward Looking Statements” above.

Executive Overview

We were incorporated in the State of Delaware on March 21, 2007.  Since our incorporation, we have been in the process of establishing ourselves as a company in the business of recruiting and placing nurses and other healthcare personnel.  We intend to focus on developing into a leading provider of services for the global recruitment of qualified healthcare personnel.  We plan to service the healthcare industry, primarily hospitals, and nursing homes, by providing them with reliable recruitment, screening, and placement services in order to address the rising international shortage of qualified nurses and other healthcare personnel.

We have not generated any revenue since our inception. We are a development stage company with limited operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months.

Plan of Operation

Our plan of operation is to market our recruiting services to nursing homes and hospitals throughout the United States.  We will focus initially on offering our services to nursing homes and hospitals in the Northeast and Midwest regions of the United States.  We plan to identify and retain a recruitment agent in the Philippines who will assist us in locating a steady supply of healthcare personnel candidates.  We intend to recruit nurses and other medical staff personnel in their countries of origin and, after screening these candidates, assist them in successfully passing all exams, legal procedures, and immigration requirements obligated by the country and state of future employment. We will accompany the nurses through each stage, offering advice and personal solutions, until their arrival and placement at the facility of employment. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan.  In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of our shareholders.

Results of Operations

For the year ended December 31, 2008 and December 31, 2007

We did not generate any revenues since inception including for the year ended December 31, 2008.  Our operating activities during these periods consisted primarily of developing our business plan.

General and administrative expenses were $54,497 for the year ended December 31, 2008, compared to $40,927 for the year ended December 31, 2007. The increase in general and administrative expenses was due to an increase in our activity level. General and administrative expenses primarily consist of professional fees, reporting costs, and rental expenses.

Our net loss for the year ended December 31, 2008, was $38,517 or $0.01 per share compared to $40,927 or $0.01 per share, for the period ended December 31, 2007. The weighted average number of shares outstanding was 5,600,000 as of December 31, 2008 compared to 4,474,126 as of December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008

As of December 31, 2008, our current assets were $1,650 and our current liabilities were $30,734, resulting in negative working capital of $29,084.

As of December 31, 2008, our total liabilities were $30,734 compared to total liabilities of $8,989 as of December 31, 2007, all consisting of current liabilities. The increase in total liabilities as of December 31, 2008 compared to December 31, 2007, was due to an increase in our general operating activity.

Stockholders’ equity (deficit) decreased from equity of $9,433 as of December 31, 2007, to a deficit of $29,084 as of December 31, 2008.  This was mainly a result of an increase in our accumulated deficit from our net loss for the 2008 period.

For the year ended December 31, 2008, net cash used in operating activities was $17,297 compared to net cash used in operating activities of $31,578 for the period ended December 31, 2007. Net cash used in operating activities from inception is $48,875.

For the period from inception (March 21, 2007) through December 31, 2008, we have received proceeds from the issuance of our common stock in the amount of $50,000.

Going Concern

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We currently estimate that we will require an additional $75,000 to fund our operations for the subsequent 12 month period.  There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to decrease or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitment.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

Recent Accounting Pronouncements

Refer to Note 7 of the Financial Statements entitled “Recent Accounting Pronouncements” included in this Annual Report for a discussion of recent accounting pronouncements and their impact on our Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in this report in Part IV, Item 15 beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this report. Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Aron Fishl Paluch serves as our President, Treasurer, Secretary and Director.  Mr. Paluch is our sole Director and executive officer. All Directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

As of March 20, 2009, Ms. Devorah Leah Bisk Katan resigned as our Secretary and member of our Board of Directors for personal reasons. Simultaneously, Mr. Aron Fishl Paluch, our current President , Treasurer and Director was appointed as our Secretary to fill the vacancy created by the resignation of Ms. Katan.

The following is a brief account of the education and business experience during at least the past five years of each Director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Aron Fishl Paluch has been our Director, President, and Treasurer since joining our Company on March 28, 2007.  Mr. Paluch is 35 years old and a practicing lawyer and received his diploma from Ono Academic College in 2005.   Mr. Paluch is a partner of Hager, Paluch Law Offices based in Kiryat Ono, Israel which was founded in 2005.   The firm specializes in commercial litigation.   From 2005 to the present, Mr. Paluch has provided consultant services to US Medical Staff Inc., a nursing services recruitment company.  In this position, Mr. Paluch has been responsible for liaising with U.S. nursing homes as well as liaising with nurse recruitment agents in the Philippines and India.  From 1998 to 2005, Mr. Paluch was part owner of Argoman Ltd., a manpower agency that provides caregivers for elderly and handicapped individuals in Israel from the countries of the former Soviet Union, Romania, Bulgaria, Thailand, Nepal, India, and the Philippines.

There are no familial relationships among any of our officers or Directors.  None of our Directors or officers is a director in any other reporting companies.  None of our Directors or officers have been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or Directors, or any associate of any such officer or Director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of one or more members.  Each Director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.”  As such, our entire Board of Directors acts as our audit committee.

Auditors; Code of Ethics

Our principal registered independent auditor is Davis Accounting Group P.C. We do not currently have a Code of Ethics applicable to our principal executive, financial, and accounting officers.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Directors.  Thus, there is a potential conflict of interest in that our Directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or Directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” We do not believe that any of our Directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Involvement in Legal Proceedings

No Director, nominee for Director or officer of the Company has appeared as a party during the past five years in any legal proceedings that may bear on his or her ability or integrity to serve as a Director or officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2008 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2008; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2008;

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aron Fishl Paluch Chief Executive Officer; Chief Financial Officer	2008 2007	0 0	0 0	0 300	0 0	0 0	0 0	0 0	0 300
Devorah Leah Bisk Katan Former Secretary	2008 2007	0 0	0 0	0 60	0 0	0 0	0 0	0 0	0 60

Summary Compensation

On March 28, 2007, we issued 3,000,000 shares of our common stock to Mr. Aron Fishl Paluch, our President, Treasurer, Secretary and Director, for services rendered.  On April 20, 2007, we issued 600,000 shares of our common stock to Mrs. Devorah Leah Bisk Katan, our former Secretary and Director, for services rendered.   Since the payment for such services in 2007, we have not paid any compensation to our Directors or officers or issued common stock in consideration for services rendered to our Company in their capacity as such. We have no employment agreements with any of our Directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans.

Since our incorporation on March 21, 2007, no stock options or stock appreciation rights have been granted to any of our Directors or executive officers, none of our Directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

Our Directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Our Directors do not receive compensation for their services.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of March 23, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current Directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Aron Fishl Paluch	Common	3,000,000	53.57%
Devorah Leah Bisk Katan	Common	600,000	10.71%
Total	Common	3,600,000	64.28%

Notes:

(1)
Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 5,600,000 shares of common stock issued and outstanding as of December 31, 2008.

Changes in Control

We are unaware of any contract or other arrangement where the operation of which may, at a subsequent date, result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the beginning of the fiscal year preceding the last fiscal year and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which our company was or is a party, or in any proposed transaction to which our company proposes to be a party:

•	any Director or officer of our company;

•	any proposed Director of officer of our company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, or in-laws).

On March 28, 2007, we issued 3,000,000 shares of our common stock to Mr. Aron Fishl Paluch, our President, Treasurer, Secretary and Director, for services rendered.  We believe this issuance was exempt from registration pursuant to Regulation S of the Securities Act.  No advertising or general solicitation was employed in offering the securities.  This offering and sale was made only to a non-U.S. citizen and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On April 20, 2007, we issued 600,000 shares of our common stock to Mrs. Devorah Leah Bisk Katan, our former Secretary and Director, for services rendered.  We believe this issuance was exempt from registration pursuant to Regulation S of the Securities Act.  No advertising or general solicitation was employed in offering the securities.  This offering and sale was made only to a non-U.S. citizen and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

In April 2007, we entered into a verbal agreement with Baila Paluch, a former Director of the Company, to lease office space. The monthly lease rental amount is $100, and the term of the lease arrangement is month to month.  As of December 31, 2008, the Company had accrued $2,100 in office rent expenses related to the lease.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2008	December 31, 2007
Audit Fees	$16,000.00	$11,000.00
Audit Related Fees	$0.00	$0.00
Tax Fees	$0.00	0.00
All Other Fees

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 19, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 19, 2007).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Aron Fishl Paluch

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Aron Fishl Paluch

*Filed herewith

INTERNATIONAL MEDICAL STAFFING, INC.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2008, and 2007	F-3

Statements of Operations for the Year Ended December 31, 2008, the Period
Ended December 31, 2007, and Cumulative from Inception	F-4

Statement of Stockholders’ Equity for the Period from Inception
Through December 31, 2008…….	F-5

Statements of Cash Flows for the Year Ended December 31, 2008, the Period
Ended December 31, 2007, and Cumulative from Inception	F-6

Notes to Financial Statements December 31, 2008, and 2007	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of International Medical Staffing, Inc.:

We have audited the accompanying balance sheets of International Medical Staffing, Inc. (a Delaware corporation in the development stage) as of December 31, 2008, and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008, the period ended December 31, 2007, and cumulative from inception (March 21, 2007) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Medical Staffing, Inc. as of December 31, 2008, and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period ended December 31, 2007, and cumulative from inception (March 21, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 3, 2009.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008, AND 2007

	2008	2007
ASSETS

Current Assets:
Cash in bank	$1,125	$18,422
Prepaid expenses	525	-

Total current assets	1,650	18,422

Total Assets	$1,650	$18,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Other	$14,579	$1,000
Accrued liabilities	11,700	7,989
Due to related party - Director and stockholder	4,455	-

Total current liabilities	30,734	8,989

Total liabilities	30,734	8,989

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares
authorized; 5,600,000 shares issued and outstanding	560	560
Additional paid-in capital	49,800	49,800
(Deficit) accumulated during the development stage	(79,444)	(40,927)

Total stockholders' equity (deficit)	(29,084)	9,433

Total Liabilities and Stockholders' Equity (Deficit)	$1,650	$18,422

The accompanying notes to financial statements
are an integral part of these balance sheets.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2008, THE PERIOD ENDED
DECEMBER 31, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception

Revenues	$15,980	$-	$15,980

Expenses:
General and administrative-
Professional fees	48,532	37,500	86,032
SEC and filing fees	4,366	50	4,416
Office rent	1,200	900	2,100
Bank charges	175	1,028	1,203
Consulting	-	1,000	1,000
Officers compensation	-	360	360
Others	224	89	313

Total general and administrative expenses	54,497	40,927	95,424

(Loss) from Operations	(38,517)	(40,927)	(79,444)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(38,517)	$(40,927)	$(79,444)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,600,000	4,474,126

The accompanying notes to financial statements are
an integral part of these statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MARCH 21, 2007)
THROUGH DECEMBER 31, 2008

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - March 21, 2007	-	$-	$-	$-	$-

Common stock issued for officers compensation	3,600,000	360	-	-	360

Common stock issued for cash	2,000,000	200	49,800	-	50,000

Net (loss) for the period	-	-	-	(40,927)	(40,927)

Balance - December 31, 2007	5,600,000	$560	$49,800	$(40,927)	$9,433

Net income (loss) for the period	-	-	-	(38,517)	(38,517)

Balance - December 31, 2008	5,600,000	$560	$49,800	$(79,444)	$(29,084)

The accompanying notes to financial statements are
an integral part of this statement.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2008, THE PERIOD ENDED DECEMBER 31, 2007,
AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(38,517)	$(40,927)	$(79,444)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Officers compensation	-	360	360
Prepaid expenses	(525)	-	(525)
Changes in net liabilities-
Accounts payable - Other	13,579	1,000	14,579
Accrued liabilities	8,166	7,989	16,155
	-
Net Cash (Used in) Operating Activities	(17,297)	(31,578)	(48,875)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Issuance of common stock for cash	-	50,000	50,000

Net Cash Provided by Financing Activities	-	50,000	50,000

Net Increase in Cash	(17,297)	18,422	1,125

Cash - Beginning of Period	18,422	-	-

Cash - End of Period	$1,125	$18,422	$1,125

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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
DECEMBER 31, 2008, AND 2007

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the year ended December 31, 2008 and the period ended December 31, 2007.

   Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statements classification of the assets and liabilities generating the differences.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

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
DECEMBER 31, 2008, AND 2007

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

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and expenses for the year ended December 31, 2008, the period ended December 31, 2007, and cumulative from inception.  Actual results could differ from those estimates made by management.

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

For the period from inception through December 31, 2008, the Company was organized and incorporated, and completed a capital formation activity to raise up to $50,000 from the sale of 2,000,000 shares of common stock through a PPO to various stockholders.  The Company prepared a Registration Statement on Form SB-2 in order to register 2,000,000 shares of its common stock, for selling stockholders, with the SEC.  The Registration Statement on Form SB-2 was filed with the SEC on December 19, 2007, and declared effective on January 4, 2008.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

While the management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in providing services to the healthcare industry, primarily hospitals and nursing homes, by providing reliable recruitment, screening, and placement services that will generate sufficient revenues to sustain the operations of the Company.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

On April 30, 2007, the Board of Directors of the Company approved a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share.  The PPO had an offering period of 180 days.  As of December 31, 2008, the Company fully subscribed the PPO and raised a total of $50,000 in proceeds.

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

(4) Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2008, the period ended December 31, 2007,  was as follows (assuming a 23.7 percent effective federal and state income tax rate):

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$9,128	$9,700
Change in valuation allowance	(9,128)	(9,700)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008, and 2007, as follows:

	2008	2007

Loss carryforwards	$18,828	$9,700
Less - Valuation allowance	(18,828)	(9,700)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2008, period ended December 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, the Company had approximately $79,444 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(5) Related Party Transactions

As described in Note 3, during the period from March 21, 2007, through December 31, 2008, the Company issued 3,600,000 shares of its common stock to its Directors and Corporate President, Secretary, and Treasurer, for services rendered with a value of $360.

In April 2007, the Company entered into a verbal agreement with an individual who is a relative of the Director of the Company and is also a former Director, officer, and stockholder of the Company to lease office space.  The monthly lease rental amount is $100, and the term of the lease arrangement is month to month.  As of December 31, 2008, the Company had accrued $2,100 in office rent expense related to the lease.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

As of December 31, 2008, the Company owed to a Director and stockholder $4,455 that he loaned to the Company.  The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

(6) Commitments and Contingencies

As discussed in Note 5, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a relative of the Director of the Company and is also a former Director, officer, and stockholder of the Company.  The monthly lease amount is $100.

On January 9, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”).  Under the Agreement, the Company agreed to pay to Island Stock Transfer fees amounting to $15,000, of which $6,000 were payable upon execution and the remaining $9,000 payable within 120 days.  The agreement is for a one-year period during which Island Stock Transfer will act as the Company’s transfer agent and provide Edgarization services for the Company.  As of December 31, 2008, the Company had paid the balance due of $12,000 to Island Stock Transfer.

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
DECEMBER 31, 2008, AND 2007

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
DECEMBER 31, 2008, AND 2007

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MEDICAL STAFFING, INC. (Registrant)
By:	/s/ Aron Fishl Paluch
Name: Aron Fishl Paluch
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer), Secretary and Director

Dated: March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Aron Fishl Paluch
Name: Aron Fishl Paluch
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer), Secretary and Director

Dated: March 23, 2009