Form 10-Q
period 2009-03-31
INTERNATIONAL MEDICAL STAFFING
filed 2009-04-30
CIK 1415306

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒          No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 Exchange Act).
YES ☐ NO ☒

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
YES ☐ NO ☒

The issuer had 5,600,000 shares of its common stock issued and outstanding as of April 30, 2009.

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

TABLE OF CONTENTS

Cautionary Statement Concerning
Forward-Looking Statements

USE OF NAMES

In this Quarterly Report, the terms “International Medical Staffing, Inc.,” “Company,” “we,” or “our,” unless the context otherwise requires, mean International Medical Staffing, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such, the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this Quarterly Report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

•	dependence on key personnel;

•	competitive factors;

•	degree of success of research and development programs

•	the operation of our business; and

•	general economic conditions in the United States and the Philippines.

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

PART I

Item 1.   Financial Statements.

INTERNATIONAL MEDICAL STAFFING, INC.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

Interim Financial Statements-

Balance Sheets as of March 31, 2009, and December 31, 2008	F-2

Statements of Operations for the Three Months Ended March 31, 2009, and 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Three Months Ended March 31, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Interim Financial Statements March 31, 2009, and 2008	F-5

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2009, AND DECEMBER 31, 2008
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash in bank	$160	$1,125
Prepaid expenses	-	525
Total current assets	160	1,650
Total Assets	$160	$1,650

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$19,277	$14,579
Accrued liabilities	6,400	11,700
Due to related party - Director and stockholder	5,709	4,455
Total current liabilities	31,386	30,734
Total liabilities	31,386	30,734

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 5,600,000 shares issued and outstanding
in 2009, and 2008, respectively	560	560
Additional paid-in capital	49,800	49,800
(Deficit) accumulated during the development stage	(81,586)	(79,444)
Total stockholders' (deficit)	(31,226)	(29,084)
Total Liabilities and Stockholders' (Deficit)	$160	$1,650

The accompanying notes to interim financial statements are an integral part of these balance sheets.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Revenues	$5,000	$-	$20,980

Expenses:
General and administrative-
Professional fees	5,398	7,525	91,430
SEC and filing fees	654	2,504	5,070
Office rent	300	300	2,400
Bank charges	65	20	1,268
Consulting	-	-	1,000
Other	725	-	1,038
Officers compensation	-	-	360
Total general and administrative expenses	7,142	10,349	102,566

(Loss) from Operations	(2,142)	(10,349)	(81,586)

Other Income (Expense)	-	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	$(2,142)	$(10,349)	$(81,586)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,600,000	5,600,000

The accompanying notes to interim financial statements are an integral part of these statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007) THROUGH MARCH 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(2,142)	$(10,349)	$(81,586)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Officers compensation	-	-	360
Prepaid expenses	525	(11,675)	-
Changes in net liabilities-
Accounts payable - Trade	4,698	3,200	19,277
Accrued liabilities	(5,300)	(1,789)	10,855
Net Cash (Used in) Operating Activities	(2,219)	(20,613)	(51,094)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Issuance of common stock for cash	-	-	50,000
Due to related party - Director and stockholder	1,254	2,593	1,254

Net Cash Provided by Financing Activities	1,254	2,593	51,254

Net Increase (Decrease) in Cash	(965)	(18,020)	160

Cash - Beginning of Period	1,125	18,422	-

Cash - End of Period	$160	$402	$160

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

On March 28, 2007, the Company issued 3,000,000 shares of common stock, valued at $300, to an officer of the Company for services rendered.

On April 20, 2007, the Company issued 600,000 shares of common stock, valued at $60, to an officer of the Company for services rendered.

The accompanying notes to interim financial statements are an integral part of these statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
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

   Unaudited Interim Financial Statements

The interim financial statements of IMS as of March 31, 2009, and December 31, 2008, and for the three months ended March 31, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all of the disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

The Company is in the development stage and has realized limited revenues.  The Company will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2009, and 2008.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
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

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and December 31, 2008, and expenses for the three months ended March 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

For the period from inception through March 31, 2009, the Company was organized and incorporated, and completed a capital formation activity to raise up to $50,000 from the sale of 2,000,000 shares of common stock through a PPO to various stockholders.  The Company prepared a Registration Statement on Form SB-2 in order to register 2,000,000 shares of its common stock, for selling stockholders, with the SEC.  The Registration Statement on Form SB-2 was filed with the SEC on December 19, 2007, and declared effective on January 4, 2008.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.
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

(4)      Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2009, and 2008,  was as follows (assuming a 23 percent effective federal and state income tax rate):

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$493	$2,380
Change in valuation allowance	(493)	(2,380)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2009, and 2008, as follows:

	As of	As of
	March 31,	December 31,
	2009	2008

Loss carryforwards	$18,765	$18,272
Less - Valuation allowance	(18,765)	(18,272)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2009, and December 31, 2008, the Company had approximately $81,586, and $79,444, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(5)      Related Party Transactions

As described in Note 3, during the period from March 28, 2007, through April 20, 2008, the Company issued 3,600,000 shares of its common stock to its Directors and Corporate President, Secretary, and Treasurer, for services rendered with a value of $360.

In April 2007, the Company entered into a verbal agreement with an individual who is a relative of the Director of the Company and is also a former Director, officer, and stockholder of the Company to lease office space.  The monthly lease rental amount is $100, and the term of the lease arrangement is month to month.  As of March 31, 2009, and December 31, 2008, the Company had accrued $2,400 and $2,100, respectively, in office rent expense related to the lease.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

As of March 31, 2009, and December 31, 2008, the Company owed to a Director and stockholder $5,709 and $4,455, respectively, that he loaned to the Company.  The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

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
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement NO. 60” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

We are a development stage company with limited revenues from our business operations.  Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have recruited and placed nurses or other medical staff.  Accordingly, we must raise cash from sources other than our operations in order to implement our business plan. We may raise this additional capital either through debt or equity, including potentially receiving a loan from our President.  No assurance can be given that such efforts will be successful.  The Company has no specific plans at present for raising additional capital.

In our management's opinion, there is a current and rapidly growing need for our recruitment services in the healthcare industry and particularly in the long-term care market in the United States, as well as in other health care markets around the world.

Our Corporate History

We were incorporated in the State of Delaware under the name International Medical Staffing, Inc. on March 21, 2007. We are a development stage company, and we have commenced only limited operations. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. Neither we, nor our officers, Directors, promoters, or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements, or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

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

Results of Operations

Revenues

We had $20,980 in revenues (see income statement) for the period from March 21, 2007 (date of inception) through March 31, 2009.

Expenses

Our expenses for the three month period ended March 31, 2009 were $7,142 compared with 10,349 for the same period in 2008.   Our expenses since our inception were $102,566.  These expenses were comprised primarily of professional fees, filing fees, and office rent.

Net Income (Loss)

Our net loss for the three month period ended March 31, 2009 was $2,142 compared with 10,349 for the same period in 2008.  During the period from March 31, 2007 (date of inception) through March 31, 2009, we incurred a net loss of $81,586. This loss consisted primarily of administrative expenses. Since inception, we have sold 5,600,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2009, reflects assets of $160. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended March 31, 2009, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the period ended December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended March 31, 2009, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the Registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
Date: April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Aron Fishl Paluch	President, Treasurer, and Director	April 30, 2009
Aron Fishl Paluch