Form 10-Q
period 2009-06-30
INTERNATIONAL MEDICAL STAFFING
filed 2009-08-11
CIK 1415306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 333-148158

INTERNATIONAL MEDICAL STAFFING, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2233202
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
340 Eisenhower Drive Building 600, Suite 610 Savannah, Georgia 31406
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                  (912) 961-4980

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

(Check one): Large accelerated filer     Accelerated filer     Non-accelerated filer     Smaller reporting company 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          YES  NO ☒

The issuer had 5,600,000 shares of its common stock issued and outstanding as of August 10, 2009.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such, the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this Quarterly Report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

	dependence on key personnel;
	competitive factors;
	degree of success of research and development programs
	the operation of our business; and
	general economic conditions in the United States and the Philippines.

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

PART I
ITEM 1.  Financial Statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

Interim Financial Statements-

Balance Sheets as of June 30, 2009, and December 31, 2008	F-2

Statements of Operations for the Three and Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Three and Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Interim Financial Statements June 30, 2009, and 2008	F-5

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash in bank	$1,787	$1,125
Accounts receivable - Other	406	-
Prepaid expenses	-	525

Total current assets	2,193	1,650

Total Assets	$2,193	$1,650

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$1,958	$14,579
Accrued liabilities	21,500	11,700
Due to related party - Former Director and stockholder	-	4,455

Total current liabilities	23,458	30,734

Total liabilities	23,458	30,734

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding in 2009, and 2008, respectively	-	-
Common stock, par value $0.0001 per share, 900,000,000 shares authorized; 5,600,000 shares issued and outstanding in 2009, and 2008, respectively	560	560
Additional paid-in capital	84,564	49,800
(Deficit) accumulated during the development stage	(106,389)	(79,444)

Total stockholders' (deficit)	(21,265)	(29,084)

Total Liabilities and Stockholders' (Deficit)	$2,193	$1,650

The accompanying notes to interim financial statements
are an integral part of these balance sheets.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2009	2008	2009	2008	Inception

Revenues	$-	$10,000	$5,000	$10,000	$20,980

Expenses:
General and administrative-
Professional fees	23,000	9,928	28,398	17,453	114,430
SEC and filing fees	1,119	509	1,773	3,013	6,189
Office rent	-	300	300	600	2,400
Bank charges	45	80	110	100	1,313
Consulting	-	-	-	-	1,000
Other	639	124	1,364	124	1,677
Officers compensation	-	-	-	-	360

Total general and administrative expenses	24,803	10,941	31,945	21,290	127,369

(Loss) from Operations	(24,803)	(941)	(26,945)	(11,290)	(106,389)

Other Income (Expense)	-	-	-	-	-

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(24,803)	$(941)	$(26,945)	$(11,290)	$(106,389)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,600,000	5,600,000	5,600,000	5,600,000

The accompanying notes to interim financial statements are
an integral part of these statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007) THROUGH JUNE 30, 2009
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(26,945)	$(11,290)	$(106,389)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Officers compensation	-	-	360
Changes in net assets and liabilities-
Accounts receivable - Other	(406)	-	(406)
Prepaid expenses	525	(7,925)	-
Accounts payable - Trade	(12,621)	5,128	1,958
Accrued liabilities	5,345	(3,489)	21,500

Net Cash (Used in) Operating Activities	(34,102)	(17,576)	(82,977)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Issuance of common stock for cash	-	-	50,000
Proceeds from related party - Former Director and stockholder	3,172	3,102	3,172
Payments to related party - Former Director and stockholder	-	-	-
Proceeds from related party - Stockholder	31,592	-	31,592

Net Cash Provided by Financing Activities	34,764	3,102	84,764

Net Increase (Decrease) in Cash	662	(14,474)	1,787

Cash - Beginning of Period	1,125	18,422	-

Cash - End of Period	$1,787	$3,948	$1,787

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

On March 28, 2007, the Company issued 3,000,000 shares of common stock, valued at $300, to an officer of the Company for services rendered.

On April 20, 2007, the Company issued 600,000 shares of common stock, valued at $60, to an officer of the Company for services rendered.

On June 3, 2009, a former Director and stockholder of the Company forgave the Company of a loan of $3,172.

The accompanying notes to interim financial statements are
an integral part of these statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, and 2008
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

   Unaudited Interim Financial Statements

The interim financial statements of IMS as of June 30, 2009, and December 31, 2008, and for the three and six months ended June 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and six months ended June 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all of the disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, and 2008
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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and six months ended June 30, 2009, and 2008.

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, and 2008
(Unaudited)

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

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

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and December 31, 2008, and expenses for the three and six months ended June 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, and 2008
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

For the period from inception through June 30, 2009, the Company was organized and incorporated, and completed a capital formation activity to raise up to $50,000 from the sale of 2,000,000 shares of common stock through a PPO to various stockholders.  The Company prepared a Registration Statement on Form SB-2 in order to register 2,000,000 shares of its common stock, for selling stockholders, with the SEC.  The Registration Statement on Form SB-2 was filed with the SEC on December 19, 2007, and declared effective on January 4, 2008.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

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
JUNE 30, 2009, and 2008
(Unaudited)

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

Effective July 15, 2009, the Company amended its Articles of Incorporation and increased the number of shares of authorized common stock from 100,000,000 shares to 900,000,000 shares, par value $0.0001 per share.  At the same time, the Company authorized 50,000,000 shares of preferred stock, par value $0.0001 per share, which may be issued in one or more series of the preferred stock as the Company may determine by vote of a majority of the Board of Directors.  See Note 8 – Subsequent Events for additional information.

(4)            Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2009, and 2008,  was as follows (assuming a 23 percent effective federal and state income tax rate):

	Six Months Ended
	June 30,
	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$6,198	$2,597
Change in valuation allowance	(6,198)	(2,597)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2009, and 2008, as follows:

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, and 2008
(Unaudited)

	As of	As of
	June 30,	December 31,
	2009	2008

Loss carryforwards	$24,470	$18,272
Less - Valuation allowance	(24,470)	(18,272)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended June 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2009, and December 31, 2008, the Company had approximately $106,389, and $79,444, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

 (5)           Related Party Transactions

As described in Note 3, during the period from March 28, 2007, through April 20, 2008, the Company issued 3,600,000 shares of its common stock to its Directors and Corporate President, Secretary, and Treasurer, for services rendered with a value of $360.

In April 2007, the Company entered into a verbal agreement with an individual who is a relative of the Director of the Company and is also a former Director, officer, and stockholder of the Company to lease office space.  The monthly lease rental amount is $100, and the term of the lease arrangement is month to month.  As of March 31, 2009, the lease agreement was cancelled and the accrued office rent expenses balance was paid in full.  As of December 31, 2008, the Company had $2,100, respectively, in office rent expense related to the lease.

As of June 30, 2009, and December 31, 2008, the Company owed to a former Director and stockholder nil and $4,455, respectively, that he loaned to the Company.  The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.  As of June 30, 2009, former Director and stockholder of the Company forgave the Company $34,784 of a loan that was provided for working capital purposes.

(6)	Change of Control

Effective June 3, 2009, the Company underwent a change in control.  The change in control occurred as a result of the acquisition by PureSpectrum, Inc. (‘PS”), a Nevada corporation, of 3,600,000 shares of the Company’s common stock, $0.0001 par value, constituting 64.29% of the outstanding common stock for $250,000 in cash.  Contemporaneously with the change in control, Mr. Aron Fishl Paluch resigned as the sole director of the Company, and Lee L. Vanatta, the President and Chief Executive Officer of PS, was elected a Director of the Company.  Mr. Paluch also resigned as the President, Secretary, and Treasurer of the Company, and Mr. Vanatta was elected to these positions, both effective on June 3, 2009.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, and 2008
(Unaudited)

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
JUNE 30, 2009, and 2008
(Unaudited)

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
JUNE 30, 2009, and 2008
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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions – Including an Amendment of FASB Statement No. 142” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides:

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, and 2008
(Unaudited)

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

(8)	Subsequent Events

On July 7, 2009, Gregory J. McLean was elected Secretary, Treasurer and Chief Financial Officer of the Company.  Effective July 13, 2009, the Company amended its Certificate of Incorporation to (a) increase the number of shares of authorized common stock from 100,000,000 shares to 900,000,000 shares, par value $0.0001 per share, (b) authorize 50,000,000 shares of preferred stock, par value $0.0001 per share, which may be issued in one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as the Company may determine by vote of a majority of the Board of Directors and (c) among other things, to eliminate preemptive rights cumulative voting rights and to provide for the indemnification and Directors and officers.

On July 10, 2009, the Board of Directors approved the Company’s Amended and Restated Bylaws to, among other things, allow stockholders of the Company, who own more than 30 percent, rather than at least a majority of the issued and outstanding shares, to be entitled to cause the Company’s Secretary to call a special meeting of the stockholders; to provide for a procedure whereby stockholders may nominate candidates to serve as Directors of the Company; to designate five standing committees of the Board of Directors, namely, Executive Committee, Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Compliance, Sustainability and Public Policy Committee; and, to allow the Board of Directors, as well as the stockholders, to adopt, amend and repeal the Bylaws, whereas the former Bylaws of the Company only allowed the stockholders to adopt, amend and repeal such Bylaws.  The Amended and Restated Bylaws will become effective upon the effectiveness of an amendment to the Company’s Amended and Restated Certificate of Incorporation described below which will confer upon the Board of Directors the power to adopt, amend and repeal the Company’s Bylaws (the “Bylaws Amendment”)

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, and 2008
(Unaudited)

On August 4, 2009, the Board of Directors approved and the Company entered into the Agreement of Purchase and Sale and Plan of Reorganization (the “C-Reorg Agreement”) pursuant to which the Company will effect a transaction with PS and will file a Registration Statement on Form S-4 with the SEC to register its shares of common stock to be issued in connection with this transaction.  When the C-Reorg is consummated, the Company will make effective the amendment to its Amended and Restated Certificate of Incorporation to include the Bylaws Amendment and to change the Company’s name to “PureSpectrum, Inc.”  On August 4, 2009, the Company’s stockholders approved this amendment to the Company’s Amended and Restated Certificate of Incorporation.  Also on August 4, 2009, PS’s Board of Directors approved the C-Reorg Agreement and the proposed transaction.  The proposed transaction is subject to approval by the stockholders of PS.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Since the Company’s inception in March 2007, it has been a development stage company with very limited revenues from its originally intended business: recruiting nurses and other medical staff from abroad and placing them in United States hospitals and clinics.  As of the end of our fiscal year, the company’s auditors have issued a going concern opinion, which means that its auditors believed there is substantial doubt that the Company can continue as an on-going business for the next 12 months.  Because management of the Company at that time did not anticipate that the Company would generate significant revenues until it had recruited and placed nurses or other medical staff, it was clear that the Company would have to raise cash from sources other than operations in order to implement its business plan.  There was no assurance that such efforts would be successful and the Company had no specific plans for raising additional capital.

As previously reported, on June 3, 2009, the Company’s sole director and President and another officer sold 3,600,000 shares of the Company’s common stock, or 64.29% of the total shares outstanding, to PureSpectrum, Inc., a Savannah, Georgia-based developer and marketer of fluorescent lighting technology (“PS”).  PS, whose common stock is admitted for trading on the Pink Sheets under the symbol “PSPM,” thus became the Company’s controlling stockholder with Lee L. Vanatta, PS’s President and CEO, elected the sole director of Company, and he and Gregory J. McLean, an executive of PS, elected as the executive officers of the Company.  In addition, throughout April and May 2009, all of the other stockholders of the Company sold their Company stock to several purchasers in privately negotiated transactions.

PS acquired control of the Company with the purpose of discontinuing the Company’s medical staffing business, migrating PS’s assets and business into the Company and the Company, after changing its name to “PureSpectrum, Inc.,” continuing its conduct of PS’s business as a fully reporting public company.  It was intended that the migration of the assets would be accompanied by the issuance to the stockholders of PS shares of the Company’s common stock in a registered offering on SEC Form S-4.

As previously reported, on August 4, 2009, after the end of the period covered by this Report, the Company and PS entered into an Agreement of Purchase and Sale and Plan of Reorganization (the “C-Reorg Agreement”).  Pursuant to the C-Reorg Agreement, the Company and PS will participate in a tax-free reorganization qualifying under Section 368(a)(1)(C) of the Internal revenue Code of 1986, as amended (the “Code”) (the “C-Reorg”).  Specifically:
•	The Company will acquire all of the assets of PS and will assume all of the PS known liabilities;
•
The Company will issue to each stockholder of PS one share of its common stock for each share of PS common stock held by such stockholder at closing, and will issue to each holder of PS convertible notes and warrants Company convertible notes and warrants having material terms identical to the corresponding PS convertible notes and warrants;

•
The Company will amend its Amended and Restated Certificate of Incorporation to change its name to “PureSpectrum, Inc.” and to confer upon the Board of Directors the power to adopt, amend and repeal bylaws; and

•
The Company will file and cause to become effective with the SEC a registration statement on Form S-4 pursuant to which the shares to be issued by the Company, and the shares underlying its newly issued convertible notes and warrants, would be registered and, except to the extent held by affiliates, become freely trading.

The acquisition of the assets, assumption of liabilities, the issuance of shares, convertible notes and warrants and the amendment of the Amended and Restated Certificate of Incorporation will take place after the registration statement on Form S-4 becomes effective.  On August 4, 2009, the C-Reorg Agreement and the C-Reorg, which under Delaware law does not require stockholder approval, were approved by the Company’s Board of Directors and the amendment of the Amended and Restated Certificate of Incorporation was approved, by written consent in lieu of a special meeting, by stockholders of the Company holding a majority of the outstanding common stock.  The C-Reorg does require and is subject to approval by the PS stockholders.  Such approval is currently being solicited by the PS Board of Directors by written consent in lieu of a special meeting.  The Company intends to file the registration statement on From S-4 shortly after the approval by the PS stockholders is obtained.

Plan of Operation

Until the closing of the C-Reorg and the migration of PS’s assets and business into the Company, we intend to conduct only the activities necessary or appropriate to implement the C-Reorg.  After the closing of the C-Reorg, we intend to continue PS’s current business of developing, marketing, licensing and contract manufacturing of ballasts for fluorescent lamps for use in residential, commercial and industrial application worldwide by commercializing its proprietary technology consisting of six issued and ten pending patents and more than a dozen trademarks.  At this time, PS has not yet realized revenue from its business and there is no assurance that it will realize such revenue in the near future.  Based on PS’s management’s current proposed intentions and assumptions relating to its operations, substantial capital will be needed to satisfy the cash required to implement its growth plan.  There is no assurance that such capital can be obtained on commercially reasonable terms.

Results of Operations - Three Month Period Ended June 30, 2009

Revenues

We had no revenues for the three-month period ended June 30, 2009, compared to $10,000 for the same period in 2008.

Expenses

Our expenses for the three month period ended June 30, 2009 were $24,803, compared with $10,941 for the same period in 2008.  These expenses were comprised primarily of professional fees, filing fees and office rent.

Net Income (Loss)

Our net loss for the three-month period ended June 30, 2009 was $24,803, compared with $941 for the same period in 2008.

Results of Operations - Six-Month Period Ended June 30, 2009

Revenues

We received $5,000 in revenues for the six-month period ended June 30, 2009, compared to $10,000 for the same period in 2008.

Expenses

Our expenses for the six-month period ended June 30, 2009 were $31,945, compared with $21,290 for the same period in 2008.  These expenses were comprised primarily of professional fees, filing fees and office rent.

Net Income (Loss)
Our net loss for the six-month period ended June 30, 2009 was $26,945 compared with $11,290 for the same period in 2008.

Results of Operations Since Inception

Since March 2, 2007 (date of inception) through June 30, 2009, we realized revenues of $20,980 and expenses of $127,369, for a net loss of $106,389.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009, reflects assets of $2,193.  Cash resources from inception through June 30, 2009 have been insufficient to provide the working capital necessary to operate our business.  As of June 30, 2009, our current assets were $2,193 and our current liabilities were $23,458, resulting in negative working capital of $21,265.

For the period from inception (March 31, 2007) through June 30, 2009, we have received proceeds from the issuance of common stock in the amount of $50,000 and $34,764 from a former director and shareholder.

If the C-Reorg is not consummated, we will be unable to continue independent operations in the future. If the C-Reorg is consummated, in order to conduct PS’s business, we will require additional capital and, for that purpose, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other source.

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended June 30, 2009, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the period ended December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our financial statements have been prepared in accordance with the accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods.  We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

Recent Accounting Pronouncements

Refer to Note 7 of the Financial Statements entitled “Recent Accounting Pronouncements” included in this Quarterly Report for a discussion of recent accounting pronouncements and their impact on our financial statements.

Subsequent Events

Refer to Note 8 of the Financial Statements entitled “Subsequent Events” included in this Quarterly Report for a discussion of recent changes in our Certificate of Incorporation, Bylaws and the Agreement of Purchase and Sale and Plan of Reorganization (the C-Reorg Agreement).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management (including our Chief Executive Officer and Chief Financial Officer) does not expect that our financial reporting, disclosure controls and other internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override or the control.

The design of the system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
Item 1.  Legal Proceedings.

There have been no material changes to the pending legal proceedings to which the Company or the Bank is a party since the filing of the Registrant’s Form 10-K for the year ended December 31, 2008.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 9, 2009, by means of a Written Consent in Lieu of Special Meeting, holders of 5,100,000 shares, or 91.07%, of the Company’s common stock approved the Amended and Restated Certificate of Incorporation, which subsequently became effective on July 13, 2009.  The holders of the other 500,000 shares did not join in the written consent.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation*.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from Information Statement on Schedule 14C, filed on June 23, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MEDICAL STAFFING, INC.

/S/ Lee L. Vanatta
Lee L. Vanatta
President and Chief Executive Officer (Principal Executive Officer)

/S/ Gregory J. McLean
Gregory J. McLean
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
August 11, 2009