Form 10-K/A
period 2008-12-31
INTERNATIONAL MEDICAL STAFFING
filed 2009-09-29
CIK 1415306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

NOTE

This amendment effects the insertion of a sentence in the second paragraph of Item 9A(b).  The sentence is as follows:

Our assessment of internal control over financial reporting as of December 31, 2008, was conducted on the basis of the framework in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

TABLE OF CONTENTS

Forward Looking Statements

This Amended Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section entitled “Risk Factors” in the Registration Statement on Form SB-2 that went effective as of January 4, 2008 and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

In this Amended Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

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

Recent Accounting Pronouncements

Refer to Note 7 of the Financial Statements entitled “Recent Accounting Pronouncements” included in the original Annual Report for a discussion of recent accounting pronouncements and their impact on our Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in the original report in Part IV, Item 15 beginning on page F-1.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this report.  Our assessment of internal control over financial reporting as of December 31, 2008, was conducted on the basis of the framework in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

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

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aron Fishl Paluch	2008	0	0	0	0	0	0	0	0
Chief Executive Officer; Chief Financial Officer	2007	0	0	300	0	0	0	0	300
Devorah Leah Bisk Katan	2008	0	0	0	0	0	0	0	0
Former Secretary	2007	0	0	60	0	0	0	0	60

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and financial statement schedules

Included with originally filed Form 10-K, filed on March 23, 2009.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 19, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 19, 2007).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Lee A. Vanatta

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Gregory J. McLean

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MEDICAL STAFFING, INC. (Registrant)

By:	/S/ Lee L. Vanatta
Name: Lee L. Vanatta
Title: President and Chief Executive Officer (Principal Executive Officer)

Dated: September 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ Gregory J. McLean
Name: Gregory J. McLean
Title: Gregory J. McLean Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 28, 2009