Form 10-Q
period 2009-09-30
INTERNATIONAL MEDICAL STAFFING
filed 2009-11-02
CIK 1415306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
(Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          YES ☐ NO ☒

The issuer had 5,600,000 shares of its common stock issued and outstanding as of October 30, 2009.

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

PART I
ITEM 1.  Financial Statements.

INTERNATIONAL MEDICAL STAFFING, INC.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Financial Statements-

Balance Sheets as of September 30, 2009, and December 31, 2008	F-2

Statements of Operations for the Three and Nine Months Ended
September 30, 2009, and 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Three and Nine Months Ended
September 30, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Financial Statements September 30, 2009, and 2008	F-5

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash in bank	$1,787	$1,125
Accounts receivable - Other	406	-
Prepaid expenses	-	525
Total current assets	2,193	1,650
Other Assets:
Deferred acquitition costs	231,095	-
Total other assets	231,095	-
Total Assets	$233,288	$1,650

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable - Trade	$-	$14,579
Accrued liabilities	38,025	11,700
Due to related party - Former Director and stockholder	-	4,455
Due to PureSpectrum, Inc.	232,255	-
Total current liabilities	270,280	30,734
Total liabilities	270,280	30,734
Commitments and Contingencies
Stockholders' (Deficit):
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding in 2009, and 2008, respectively	-	-
Common stock, par value $0.0001 per share, 900,000,000 shares authorized; 5,600,000 shares issued and outstanding in 2009, and 2008, respectively	560	560
Additional paid-in capital	84,564	49,800
(Deficit) accumulated during the development stage	(122,116)	(79,444)
Total stockholders' (deficit)	(36,992)	(29,084)
Total Liabilities and Stockholders' (Deficit)	$233,288	$1,650

The accompanying notes to financial statements
are an integral part of these balance sheets.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception

Revenues	$-	$5,980	$5,000	$15,980	$20,980
Expenses:
General and administrative-
Professional fees	14,026	11,523	42,424	31,476	128,456
SEC and filing fees	1,501	927	3,274	3,940	7,690
Office rent	-	300	300	900	2,400
Other	200	-	1,564	124	1,877
Bank charges	-	45	110	145	1,313
Consulting	-	-	-	-	1,000
Officers compensation	-	-	-	-	360
Total general and administrative expenses	15,727	12,795	47,672	36,585	143,096
(Loss) from Operations	(15,727)	(6,815)	(42,672)	(20,605)	(122,116)
Other Income (Expense)	-	-	-	-	-
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(15,727)	$(6,815)	$(42,672)	$(20,605)	$(122,116)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,600,000	5,600,000	5,600,000	5,600,000

The accompanying notes to financial statements are
an integral part of these statements.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 21, 2007) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception
Operating Activities:
Net (loss)	$(42,672)	$(20,605)	$(122,116)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Officers compensation	-	-	360
Changes in net assets and liabilities-
Accounts receivable - Other	(406)	-	(406)
Prepaid expenses	525	(4,175)	-
Accounts payable - Trade	(14,579)	8,773	-
Accrued liabilities	26,325	(3,189)	38,025
Net Cash (Used in) Operating Activities	(30,807)	(19,196)	(84,137)
Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Issuance of common stock for cash	-	-	50,000
Proceeds from related party - Former Director and stockholder	34,764	4,029	34,764
Payment to related party - Former Director and stockholder	(4,455)	-	-
Deferred acquisition costs	(231,095)	-	(231,095)
Proceeds from related party loan - PureSpectrum, Inc.	232,255	-	232,255
Net Cash Provided by Financing Activities	31,469	4,029	85,924
Net Increase (Decrease) in Cash	662	(15,167)	1,787
Cash - Beginning of Period	1,125	18,422	-
Cash - End of Period	$1,787	$3,255	$1,787

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

On March 28, 2007, the Company issued 3,000,000 shares of common stock, valued at $300, to an officer of the Company for services rendered.

On April 20, 2007, the Company issued 600,000 shares of common stock, valued at $60, to an officer of the Company for services rendered.

On June 3, 2009, a former Director and stockholder of the Company forgave the Company of a loan of $34,764.

The accompanying notes to financial statements are
an integral part of these statement

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation and Organization

International Medical Staffing, Inc. (“IMS” or the “Company”) is a Delaware corporation in the development stage, and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on March 21, 2007. The proposed initial business plan of the Company was to provide services to the healthcare industry, primarily hospitals and nursing homes, by providing reliable recruitment, screening, and placement services in order to address the rising international shortage of qualified nurses and other medical staff. From June 2009 to date, the Company underwent a change of control and the Company intends to effectuate a transaction characterized as a C-reorganization transaction with another company named PureSpectrum, Inc (“PS”), which is engaged in the developing, marketing, licensing, and contract manufacturing of lighting technology for use in residential, commercial, and industrial applications worldwide. The accompanying financial statements of IMS were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in April 2007, the Company commenced a capital formation activity through a Private Placement Offering (the “PPO #1”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of November 1, 2007, the Company had closed the PPO and received proceeds of $50,000.

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

On June 3, 2009, the Company underwent a change in control as a result of the acquisition by PS, a Nevada corporation, of 3,600,000 shares of the Company’s common stock, $0.0001 par value, constituting 64.29 percent of the outstanding common stock for $250,000 in cash (See Note 6).

Effective July 15, 2009, the Company amended its Certificate of Incorporation to (a) increase the number of shares of authorized common stock from 100,000,000 shares to 900,000,000 shares, par value $0.0001 per share, (b) authorize 50,000,000 shares of preferred stock, par value $0.0001 per share, which may be issued in one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as the Company may determine by vote of a majority of the Board of Directors and (c) among other things, to eliminate preemptive rights, cumulative voting rights, and to provide for the indemnification and Directors and officers.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

On August 4, 2009, the Company entered into the Agreement of Purchase and Sale and Plan of Reorganization (the “C-Reorg Agreement”) (See Note 6), pursuant to which the Company effected a transaction with PS and filed a Registration Statement on Form S-4 with the SEC on September 3, 2009, to register its shares of common stock to be issued in connection with this transaction. The S-4 was declared effective October 9, 2009. When the C-Reorg Agreement is consummated, the Company will make effective the amendment to its Amended and Restated Certificate of Incorporation to include a Bylaws Amendment and to change the Company’s name to “PureSpectrum, Inc.” The closing and completion of the C- Reorg Agreement is expected to occur in November 2009.

Unaudited Interim Financial Statements

The accompanying financial statements of IMS as of September 30, 2009, and December 31, 2008, and for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all of the disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months ended September 30, 2009, and 2008.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed.  At the time of the completion of the acquisition, the costs are charged against the goodwill of the acquired company.  Should the acquisition be terminated, deferred acquisition costs are charged to operations during the period in which the agreement is terminated.  As of September 30, 2009, the Company had $231,095 of deferred acquisition costs.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and December 31, 2008, and expenses for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage and has not commenced operations.  The initial business plan of the company was to provide services to the healthcare industry, primarily hospitals and nursing homes, by providing reliable recruitment, screening, and placement services in order to address the rising international shortage of qualified nurses and other medical staff.  From June 2009 to date, the Company underwent a change of control and the Company intends to effectuate a transaction characterized as a C-reorganization transaction with another company named PureSpectrum, Inc (“PS”), which is engaged in the developing, marketing, licensing, and contract manufacturing of lighting technology for use in residential, commercial, and industrial applications worldwide.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

For the period from inception through September 30, 2009, the Company was organized and incorporated, and completed a capital formation activity to raise up to $50,000 from the sale of 2,000,000 shares of common stock through a PPO to various stockholders.  The Company prepared a Registration Statement on Form SB-2 in order to register 2,000,000 shares of its common stock, for selling stockholders, with the SEC.  The Registration Statement on Form SB-2, which was filed with the SEC on December 19, 2007, was declared effective on January 4, 2008.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

Effective June 3, 2009, the Company underwent a change in control, and Effective August 4, 2009, the Company entered into the C-Reorg Agreement with PS.  Pursuant to the C-Reorg Agreement, the Company filed a Registration Statement on Form S-4 with the SEC on September 3, 2009,  to register  254,152,411 shares of common stock (consisting of 196,105,348 shares of common stock, 45,410,471 shares of common stock issuable upon exercise of warrants, and 12,636,592 shares of common stock issuable upon conversion of convertible notes and debentures) to be issued in connection with the C-Reorg transaction, and the S-4 was declared effective on October 9, 2009. The closing and completion of the C-Reorg transaction is expected to occur in November 2009.

While the management of the Company believes that the Company will be successful in its ongoing C- reorganization transaction, there can be no assurance that the Company will be successful in commercialization of the fluorescent lighting technology that will generate sufficient revenues to sustain the operations of the Company.

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

On April 30, 2007, the Board of Directors of the Company approved a PPO (“PPO #1”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share.  The PPO had an offering period of 180 days.  As of December 31, 2008, the Company fully subscribed the PPO and raised a total of $50,000 in proceeds.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

On August 4, 2009, the Company entered into the C-Reorg Agreement, pursuant to which the Company effected a transaction with PS and filed a Registration Statement on Form S-4 with the SEC on September 3, 2009, to register its shares of common stock to be issued in connection with this transaction.  The S-4 was declared effective October 9, 2009.  When the C-Reorg Agreement is consummated, the Company will make effective the amendment to its Amended and Restated Certificate of Incorporation to include the Bylaws Amendment and to change the Company’s name to “PureSpectrum, Inc.”  The closing and completion of the transaction is expected to occur in November 2009.

On October 9, 2009, the Company commenced a PPO (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $6,000,000 through the issuance of 24,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.25 per share.

(4)	Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2009, and 2008,  were as follows (assuming a 23 percent effective federal and state income tax rate):

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$62,966	$4,739
Change in valuation allowance	(62,966)	(4,739)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2009, and December 31, 2008, as follows:

	2009	2008
Loss carryforwards	$81,238	$18,272
Less - Valuation allowance	(81,238)	(18,272)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended September 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, and December 31, 2008, the Company had approximately $353,211, and $79,444, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

As of September 30, 2009, and December 31, 2008, the Company owed to a former Director and stockholder $0 and $4,455, respectively, for an amount loaned to the Company.  The loan was provided for working capital purposes, was unsecured, non-interest bearing, and had no terms for repayment.  As of June 30, 2009, the former Director and stockholder of the Company forgave the Company $34,784 of the loan that was provided for working capital purposes.

As of September 30, 2009, and December 31, 2008, the Company owed to PS $232,255 and $0, respectively, for payments made by PS on behalf of the Company for various expenses and deferred offering costs.  The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

(6)	Change of Control and C-Reorg Agreement

Effective June 3, 2009, the Company underwent a change in control.  The change in control occurred as a result of the acquisition by PS, a Nevada corporation, of 3,600,000 shares of the Company’s common stock, $0.0001 par value, constituting 64.29 percent of the outstanding common stock for $250,000 in cash.  Contemporaneously with the change in control, Mr. Aron Fishl Paluch resigned as the sole Director of the Company, and Mr. Lee L. Vanatta, the President and Chief Executive Officer of PS, was elected a Director of the Company.  Mr. Paluch also resigned as the President, Secretary, and Treasurer of the Company, and Mr. Vanatta was elected to these positions, both effective on June 3, 2009.  On July 7, 2009, Gregory J. McLean was elected Secretary, Treasurer, and Chief Financial Officer of the Company.

On August 4, 2009, the Company entered into the C-Reorg Agreement with PS.  Under the C-Reorg Agreement, the Company and PS have agreed to engage in a transaction whereby PS will sell and the Company will purchase all of the assets of PS, and the Company will assume all of the known liabilities of PS.  As part of the transaction, the Company will issue to the security holders of PS stock and derivative securities of the Company at a ratio of one share of the Company's common stock for each one share held in PS immediately prior to the closing of the transaction, and the Company will amend its certificate of incorporation to (a) change its name to "PureSpectrum, Inc.” and (b) confer on the Directors the power to adopt, amend and repeal the Bylaws.  On August 4, 2009, the Company’s Board of Directors approved the C-Reorg and stockholders of the Company approved the amendment of the Company’s Amended and Restated Certificate of Incorporation as described above.  Also on August 4, 2009, PS’s Board of Directors approved the C-Reorg Agreement and proposed transaction.  On August 17, 2009, the stockholders of PS approved the C-Reorg Agreement and proposed transaction.  The closing and completion of the transaction will occur in November 2009.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(7)	Recent Accounting Pronouncements

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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
SEPTEMBER 30, 2009, AND 2008
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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions – Including an Amendment of FASB Statement No. 142” (“SFAS No. 164”).  SFAS No. 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 provides:

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

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167 "Amendments to FASB Interpretation No. 46(R)."  SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(8)	Subsequent Events

On September 3, 2009, pursuant to the C-Reorg Agreement, the Company filed a Registration Statement on Form S-4 with the SEC to register its shares of common stock to be issued in connection with this transaction.  On October 7, 2009, the Company filed an Amendment to the Registration Statement on Form S-4 with the SEC in response to the SEC comments.  The S-4 was declared effective October 9, 2009.  When the C-Reorg Agreement is consummated, the Company will make effective the amendment to its Amended and Restated Certificate of Incorporation to include the Bylaws Amendment and to change the Company’s name to “PureSpectrum, Inc.”  The closing and completion of the transaction is expected to occur in November 2009.

INTERNATIONAL MEDICAL STAFFING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

On October 9, 2009, the Company commenced a PPO (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $6,000,000 through the issuance of 24,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.25 per share.

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

On August 4, 2009, the Company and PS entered into an Agreement of Purchase and Sale and Plan of Reorganization (the “C-Reorg Agreement”).  Pursuant to the C-Reorg Agreement, the Company and PS will participate in a tax-free reorganization qualifying under Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended (the “Code”) (the “C-Reorg”).  Specifically:
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

On August 4, 2009, the C-Reorg Agreement and the C-Reorg, which under Delaware law does not require stockholder approval, were approved by the Company’s Board of Directors and the amendment of the Amended and Restated Certificate of Incorporation was approved, by written consent in lieu of a special meeting, by stockholders of the Company holding a majority of the outstanding common stock.  On August 17, 2009, the C-Reorg was approved by a majority of the stockholders of PureSpectrum, Inc.

On September 3, 2009, the Company filed a Registration Statgement Form S-4 with the Securities and Exchange Commission (“SEC”) to register its shares of common stock to be issued in connection with the Agreement and Plan of Reorganization between the Company and PureSpectrum, Inc.  On October 9, 2009, the SEC declared the S-4 Registration Statement effective.

At the closing of the C-Reorg, scheduled to occur on or about November 3, 2009, the acquisition of the assets, assumption of liabilities, the issuance of shares, convertible notes and warrants and the amendment of the Amended and Restated Certificate of Incorporation will occur.

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

Results of Operations - Three-Month Period Ended September 30, 2009

Revenues

We had no revenues for the three-month period ended September 30, 2009, compared to $5,980 for the same period in 2008.

Expenses

Our expenses for the three month period ended September 30, 2009, were $15,727, compared to $12,795 for the same period in 2008.  These expenses were comprised primarily of professional fees and filing fees in connection with the S-4 Registration Statement filed with the SEC.

Net Income (Loss)

Our net loss for the three-month period ended September 30, 2009, was $15,727, compared to $6,815 for the same period in 2008.

Results of Operations - Nine-Month Period Ended September 30, 2009

Revenues

We realized $5,000 in revenues for the nine-month period ended September 30, 2009, compared to $15,980 for the same period in 2008.

Expenses

Our expenses for the nine-month period ended September 30, 2009, were $47,672, compared to $36,585 for the same period in 2008.  These expenses were comprised primarily of professional fees and filing fees in connection with the S-4 Registration Statement filed with the SEC.

Net Income (Loss)

Our net loss for the nine-month period ended September 30, 2009, was $42,672, compared to $20,605 for the same period in 2008.

Results of Operations Since Inception

Since March 21, 2007 (date of inception) through Septmber 30, 2009, we realized revenues of $20,980 and expenses of $143,096, for a net loss of $122,116.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2009, reflects assets of $233,288.  Cash resources from inception through September 30, 2009 have been insufficient to provide the working capital necessary to operate our business.  As of September 30, 2009, our current assets were $2,193 and our current liabilities were $270,280, resulting in negative working capital of $268,087.

For the period from inception (March 21, 2007) through September 30, 2009, we have received proceeds from the issuance of common stock in the amount of $50,000 and $34,764 from a former director and shareholder.

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

Subsequent Events

Refer to Note 8 of the Financial Statements entitled “Subsequent Events” included in this Quarterly Report for a discussion of the effectiveness of the recently filed Registration Statement on Form S-4.

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

PART II
Item 1.  Legal Proceedings.

There have been no material changes to the pending legal proceedings to which the Company is a party since the filing of the Registrant’s Form 10-K for the year ended December 31, 2008.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On August 4, 2009, by means of a Written Consent in Lieu of Special Meeting, holders of 5,100,000 shares, or 91.07%, of the Company’s common stock approved the Amended and Restated Certificate of Incorporation, which, when effective, will change the Company’s name to PureSpectrum, Inc.” and confer upon the Company’s Board of Directors the power to adopt, amend and repeal the Company’s Bylaws.  The Amended and Restated Certificate of Incorporation will become effective when it is filed with the Secretary of State of the State of Delaware.  The holders of the other 500,000 shares did not join in the Written Consent.

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
November 2, 2009