Form 10-K
period 2009-12-31
PURESPECTRUM, INC.
filed 2010-04-16
CIK 1415306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission File number 333-1418158

PURESPECTRUM, INC.
(Exact name of Registrant as specified in its charter)
Delaware	41-2233202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
340 Eisenhower Drive Building 600, Suite 610 Savannah, Georgia 31406
(Address of principal executive offices and zip code)
(912) 961-4980
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the Registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the Registrant on June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was $138,889 (based on the price at which shares of such common stock were last sold).  Shares of the Registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the Registrant have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2010, 246,699,772 shares of the Registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2009, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section entitled “Risk Factors” in the Registration Statement on Form S-4 that became effective on October 9, 2009, and the risks set out below, any of which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to governmental regulation;

•	risks related to tax assessments;
•	risks related to the development and refinement of our products;
•	risks related to the production and manufacture of our products;
•	risks related to doing business in foreign jurisdictions, including general political risks;
•	risks related to the potential loss of key employees or members of management;
•	risks related to the infringement upon, improper use or misappropriation of our products, product designs and methods and processes of doing business;
•	risks related to general economic conditions and an overall downturn in the economy, including a decrease in demand for our or similar products;
•	risks related to the potential claims of competitors or others claiming or disputing our right to manufacture, sell or distribute our products;
•	risks related to our potential failure to acquire suitable distribution or retail opportunities for our products;
•	risks related to competitors preventing our products from being distributed or hampering their distribution;
•	risks associated with potential design and manufacturing flaws or defects in our products;
•	risks related to ineffective internal controls over financial reporting; and
•	other risks and uncertainties related to our prospects, properties and business strategy.

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

As used in this Annual Report, the terms “the Company,” "we," "us" and "our" mean PureSpectrum, Inc. unless the context clearly requires otherwise.

PureSpectrum, Inc.
Annual Report on From 10-K

PART I

ITEM 1. - BUSINESS

A.           Development of the Business.

The Company was organized as a Delaware corporation on March 21, 2007, under the name of International Medical Staffing, Inc.  Until June 3, 2009, its executive offices were located at 542 East 3rd Street, Brooklyn, New York 11218.  The business plan of the Company was to provide services to the healthcare industry, primarily hospitals and nursing homes, by providing reliable recruitment, screening, and placement services to address the rising international shortage of qualified nurses and other medical staff.  In April 2007, the Company commenced capital formation activities through a private placement offering (the “PPO”), exempt from registration under the Securities Act, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock at an offering price of $0.025 per share.  As of November 1, 2007, the Company had closed the PPO and received proceeds of $50,000.  On December 19, 2007, the Company filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form SB-2 to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders.  The Registration Statement was declared effective on January 4, 2008.  On January 16, 2008, the Company filed with the SEC Form 8-A to register its common stock under the Exchange Act.  On February 8, 2008, the Company’s common stock was cleared by FINRA for quotation on the OTC Bulletin Board.  From inception to June 3, 2009, the Company’s start-up operations generated $20,980 in consulting income.

On June 3, 2009, PureSpectrum, Inc., a Nevada corporation (“PSPM”), acquired for $250,000 in cash, from two controlling stockholders, 3,600,000 shares of the Company’s common stock, constituting 64.29% of the Company’s then 5,600,000 shares of common stock issued and outstanding.

PSPM was incorporated as a Nevada corporation on June 1, 1988, under the name of America’s Finest Waters, Inc., and operated under this name until May 5, 1999, when its name was changed to Jumpmusic.com, Inc.  From May 5, 1999 to September 30, 2000, PSPM operated as an online retailer selling music products to amateur musicians and its stock was traded on the NASDAQ Small Cap Market.  On July 24, 2006, PSPM acquired all of the membership interests of PureSpectrum, LLC, a Georgia limited liability company (“PSLLC”) and changed its name to PureSpectrum, Inc.  On December 28, 2006, PSLLC merged into PSPM.  PSLLC was formed in 2002 to indirectly acquire the patents, trademarks and other proprietary information relating to fluorescent lighting previously developed and owned by TransWorld Lighting, Inc., a Savannah, Georgia-based company, founded in 2000 and of which Lee L. Vanatta, our President and CEO, and William R. Norton, our Executive Vice President, served as President and Vice President/Secretary, respectively.  Since December 2006, using the intellectual property indirectly acquired from TransWorld, Inc., PSPM has been engaged in the business of developing, engineering and manufacturing, with the view of distributing and selling, of proprietary fluorescent lighting products, and to locate and identify lighting products from other developers, manufacturers or suppliers that PSPM could brand and sell as its own.

The sale by the two controlling stockholders of a controlling interest in the Company was intended to be the initial step in the process of combining the Company with PSPM, the discontinuance by the Company of its medical personnel placement business and the continuation by the Company of PSPM’s lighting business.  Consistent with this plan, effective July 15, 2009, the Company amended its Certificate of Incorporation to (a) increase the number of shares of authorized common stock from 100,000,000 shares to 900,000,000 shares, (b) authorize 50,000,000 shares of preferred stock, par value $0.0001 per share, which may be issued in one or more series with such designations, rights, preferences, limitations and or restrictions as the Company may determine by vote of a majority of the Board of Directors and (c) among other things, eliminate preemptive rights, cumulative voting rights, and provide for the indemnification of directors and officers.

On August 4, 2009, the Company entered into a Purchase and Sale Agreement and Plan of Reorganization (the “C-Reorg Agreement”) with PSPM.  Under the C-Reorg Agreement, the Company and PSPM have agreed, subject to the satisfaction or waiver of the closing conditions set forth in the C-Reorg Agreement, to engage in a transaction whereby PSPM agreed to sell and the Company agreed to purchase all of the assets of PSPM and the Company agreed to assume all of the known liabilities of PSPM.  As part of the transaction, the Company agreed to issue to the security holders of PSPM shares of common stock of the Company at a ratio of one share of the Company's common stock for each one share held in PSPM immediately prior to the closing of the transaction, and the Company agreed to amend its certificate of incorporation to (a) change its name to "PureSpectrum, Inc.” and (b) confer on the directors the power to adopt, amend and repeal the bylaws. The transaction was intended to qualify as a tax-free reorganization under Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended (the “C-Reorg”). On September 3, 2009, pursuant to the C-Reorg Agreement, the Company filed a Registration Statement on Form S-4 (the “S-4”) with the SEC to register its shares of common stock to be issued in connection with the transaction. The S-4 was declared effective on October 9, 2009.

Effective October 29, 2009, the Company changed its name to “PureSpectrum, Inc.”  On November 3, 2009, the Company completed the C-Reorg with PSPM and became engaged in PSPM’s business, which is the development, marketing, licensing, and contract manufacturing of lighting technology for use in residential, commercial, and industrial applications worldwide.  Pursuant to the C-Reorg, PSPM shareholders received 194,967,438 shares of our common stock in exchange for the same number of shares of PSPM common stock which were cancelled.  On March 25, 2010, the Company filed Post Effective Amendment No. 1 to the S-4 whereby it deregistered 1,137,910 shares of our common stock not exchanged by the PSPM shareholders by the March 15, 2010 deadline, as well as 1,449,298 warrants (as well as shares of common stock underlying these warrants) which were registered under the S-4 but have expired without having been exercised by such deadline.

Our principal executive offices are located at 340 Eisenhower Drive, Bldg 600, Suite 610, Savannah, Ga. 31406.

Since November 2, 2009, shares of our common stock have been trading on the over-the-counter market and quoted on the over-the counter bulletin board (the“OTCBB”) under the symbol (“PSRU.OB”).

B.           Principal Products and Services.

1.           General

We have been developing and otherwise identifying from other sources electrical circuit topology and related technologies to create a family of electronic ballasts for use in compact flourescent lamps (“CFLs”) and with linear fluorescent lamps (“LFLs”).  Contemporaneously, we have been developing related dimming devices (or “dimmers”) for use with the CFLs and LFLs.  A ballast is the component that actually regulates the flow of energy into a CFL or an LFL and a dimmer is the component that regulates the light that the lamp emits -- from total dimness to full brightness.  Combining our two technologies to create lamps that incorporate both our ballasts and dimmers would introduce into the marketplace CFLs and LFLs that may be progressively dimmed all the way to total dimunition.  We have also been identifying, testing and developing other technologies and products from other sources or manufacturers for sale and distribution by us.  Commencing during the last quarter of 2009, we began selling a CFL product.  We have also entered into an agreement with LaMar Lighting Company, Inc., a Farmingdale, New York-based LFL manufacturer, for the assembly of lighting fixtures containing our LFLs.

We ultimately seek to distribute and sell (1) CFLs identified by our brand which are powered by our proprietary ballasts and incorporate our dimmers, (2) our continuous dimming linear ballasts with dimmers for LFLs and, separately, (3) dimming devices and fixture lighting systems based on our ballast topology (4) other technologies and product applications from other sources, manufacturers and developers which we may directly brand and sell as our own.  We believe that the market for these products is potentially worldwide and that these products would be appropriate for use in retail, commercial, industrial and residential settings.  In addition, we believe that our electrical circuit topology and ballast technologies can be adapted for, among other applications, light emitting diodes (“LEDs”).

As described below, as of the date of this Report, our proprietary ballasts and dimmers are yet to undergo successfully all testing required or appropriate before mass manufacturing may begin.  We have already begun reselling CFLs and LFL ballasts carrying our brand but not powered by our ballast/dimming circuit topology.

2.           CFL Products

In connection with our proprietary CFLs and in identifying suitable technologies and product applications from other sources, manufacturers and developers, our aim has been to emphasize the following features, thus differentiating them from CFLs sold by a majority of competing brands, which may include some but not all of such features:

•
Capable of “instant on,” meaning that there is no delay between powering the CFL, generally by switching a light switch, and full lumens output from the CFL.  Most existing CFLs experience a delay between the time that the CFL is powered and full lumens output is achieved.

•
Capable of a dimming range substantially similar to the range achievable with incandescent light bulbs, thus saving energy.  Many existing products combine a light bulb with a dimmer, allowing the user to increase or decrease the light output (or brightness) of the bulb.  However, CFLs traditionally have not performed as well as incandescent light bulbs in dimming.

•
Demonstrate a direct linear relationship between the dimming of the CFL and its energy consumption, i.e. when the CFL is dimmed it consumes progressively less energy in almost direct linear proportion to the level dimming.  Few existing CFL products achieve a direct linear relationship between the degree of dimming and energy consumption.  As a result in many existing CFLs there is little or no energy savings achieved by dimming the CFL.

•
Achieve a power factor correction as high as 0.90.  By way of background, the power factor of an alternating circuit electric power system is defined as the ratio of the real power flowing to the load divided by the apparent or useful power transferred (or corrected) by the system into its output -- lumens in case of CFLs -- and is a number between 0 and 1 (frequently expressed as a percentage, e.g. 0.5 pf = 50% pf).  In an electric power system, a load with a low power factor correction factor draws more current from the source of current supply than a load with a high power factor for the same amount of useful power transferred.  These higher currents increase the energy lost in the distribution system and require larger wires and other equipment.  Because of the increased costs attributable to larger equipment and wasted energy, electrical utilities usually charge a higher fee per kilowat to industrial and commercial customers whose lighting systems have a low power factor.  As a result, a CFL with a higher power factor correction will enable the user to save utility costs.

As of the date of this Report, the prototypes of the proprietary CFLs we have developed thus far have yet to undergo all the independent testing that would be required and appropriate in order to confirm that they both (a) perform while exhibiting all of the four factors described above and (b) are ready for mass manufacture and distribution.  The first nine of our proprietary CFL models have been submitted for primarily safety testing and certification by Underwriters Laboratories® (UL®), such certification being a necessary first step before any performance testing.  These CFL products are identified as follows:

Product	PS Part Number
11W Spiral	PS11SP-27-12
15W Spiral	PS15SP-27-12
20W Spiral T4	PS20SP-27-12
23W Spiral T4	PS23SP-27-12
26W Spiral	PS26SP-27-12
14W A-Style Lamp	PS14A-27-12
11W Globe Lamp	PS11G-27-12
18W R30 Reflector Lamp	PS15R30-27-12
23W R40 Reflector Lamp	PS23R40-27-12

In addition, we have identified suitable CFL products from other sources, manufacturers and developers that we are currently testing and some of which are have also been submitted for UL® testing.

Upon obtaining UL® certification, these CFL products will undergo independent performance testing and, simultaneously, be submitted for ENERGY STAR® certification.  ENERGY STAR®, first created in 1992, is a program jointly sponsored by the Environmental Protection Agency and DOE, designed to help businesses and individual consumers protect the environment and save money through superior energy efficient products and practices.  With respect to CFLs used in the United States and Canada, the program attaches a certification label to lamps that meet a set of standards for starting time, life expectancy, color, and consistency of performance.  Specifically, CFLs with a recent ENERGY STAR® certification start in less than one second.  In addition, ENERGY STAR® certified CFLs must use 75% less energy and last up to ten times longer than incandescent lamps.  Sales of ENERGY STAR® certification CFLs are promoted through retail partners, which include Wal-Mart, Lowes, Home Depot, Costco, Menards, Ace Hardware and Sam’s Club.

We anticipate obtaining additional certifications and completing the independent performance testing for these CFL products in early Summer 2010, with the view to begin contract manufacturing of most of these products during the third quarter of 2010.  There is, of course, no assurance that any of these CFL products will ultimately successfully pass all testing while exhibiting all of the four features described above and be ready for mass manufacture and distribution in the near future.

Since December 2009, we have also been taking into inventory and reselling partially dimmable CFLs made by Litetronics International, Inc., a Chicago-based manufacturer.  These lamps carry our brand but are not powered by our ballasts and do not incorporate our dimmers.

3.           LFL Products.

Similarly to the CFL products, our aim in connection with our proprietary LFL ballasts and in identifying complimentary technologies and products from other sources, manufacturers and developers, has been to perfect their:

•	Capability to dim completely or to dim in segments, or phases;

•	Showing a direct linear relationship between dimming and energy consumption; and

•	Achievement of a power factor correction of >.95.

As of the date of this Report, we are pursuing a line of LFL continuous dimming ballasts which will allow the user to interface with the central lighting systems of retail stores, warehouses and similar facilities through the use of wireless communications utilizing infrared motion sensing as well as light sensing photocells.  Through the use of dimming ballast topology with built-in sensing ability, innovative lighting systems can be created, e.g. for light harvesting (reduces interior lighting as a rise in outside light is detected through photocells) and motion sensing (reduces light output of fixtures or turns them off when there is no motion in a room).  These systems should allow building operators to achieve up to 77% energy savings compared to the typical installation using T12 magnetic ballasts.

We are currently planning to submit for UL testing the following linear continuous dimming ballasts with built-in sensing:

Model	PS Part Number
2 T8 lamp 1.0BF	PST232PNCD
2 T8 lamp 1.18BF	PST232PHCD
3T8 lamp 1.0BF	PST332PNCD

We anticipate obtaining the certification and completing the independent performance testing for these LFL products in the Summer 2010, with the view to begin contract manufacturing of most of these products during the third quarter of 2010.  There is, of course, no assurance that any of these LFL products will ultimately successfully pass all testing while exhibiting all of the features described above and be ready for mass manufacture and distribution in the near future.

Demand for LFLs with dimming ballasts should increase significantly in the near future as the drive to conserve energy intensifies.  According to the American Council for Energy Efficient Economy, there are approximately 80 million fixtures with old style magnetic ballasts that are expected to undergo a retrofit in the next twelve months in the United States alone.  Lighting represents 30% of a building’s energy costs and a retrofit into an LFL system with energy saving ballasts is the least expensive, quickest return on investment for reducing any building’s energy costs.  We have begun to make inroads into this rapidly growing market by entering into the arrangement with LaMar Lighting Company, Inc.  Under this arrangement, we will supply LaMar Lighting with step (as opposed to continuously) dimmable ballasts manufactured and branded for us by Arcata Electronics, a China-based manufacturer of lighting devices.  LaMar Lighting will install these ballasts in an extensive line of dimmable LFLs for sale to the retrofit market.  We plan to replace the step dimming ballast with our proprietary continuous dimming ballast if and when it becomes available.

4.           Other Products.

We have developed a fully functioning prototype dimming device that will seamlessly operate incandescent bulbs, conventional dimmable CFLs and our dimmable CFLs side by side.  This dimmer is a phase cut device, which emulates a triac based dimmer and can be rated at 300W or 600W.  This dimmer would fit on both new installations and retrofits and will operate with both CFLs and LFLs.  As of the date of this Report, we are in the process of determining the feasibility of manufacturing and distributing this product in conjunction with our other dimmable products at this time.

C.           Marketing and Sales Efforts.

We have concentrated our initial CFL marketing, sales and distribution efforts on public utilities, utility-company consortiums, manufacturers’ representatives and distributors.  Public utilities and utility-company consortiums maintain CFL giveaway, incentive and discount purchase programs for their customers.  Adding our branded CFLs to their recommended product offerings could help expand consumer awareness for our CFLs.  In addition, we have achieved some initial purchases of our branded CFLs by large distributors and manufacturers’ representatives.  In this connection, we have recently entered into manufacturers’ representative agreements with Fox Rowden McBrayer, Inc. and Service Concepts, to promote and sell our branded CFLs, and into a consulting agreement with Global Initiatives, a worldwide services company, to assist us generally in developing manufacturing and distributorship partnerships throughout the world.  In February 2010, we conducted a regional television advertising campaign on My South Television Network, an independently owned network operating in dozens of markets in South and Central Georgia.  In April 2010, we entered into a third-party logistics agreement with Ferguson Enterprises, Inc., a Virginia-based diverse wholesale distributor, related to the warehousing, distribution and order fulfillment of our CFLs, LFLs and fixtures.  It is anticipated that Ferguson will begin stocking the Company’s CFLs at Ferguson’s distribution centers in Stockton, California, and Front Royal, Virginia, during the second or third quarter of 2010.  Other products should follow.  The agreement with Ferguson should enable the Company to guarantee rapid order fulfillment.

In addition to concentrating our branded CFL sales and distribution efforts on public utilities, utility-company consortiums, manufacturers’ representatives and distributors, we have made some products available through an online retail “store,” where retail consumers may place orders directly for these CFLs.  We have already commenced initial efforts to develop the web site necessary for operation of the on-line store.

With respect to our branded LFL ballasts, we have similarly concentrated our initial ballast sales efforts on manufacturers’ representatives, distributors and large wholesalers.  In March 2010, as described above, we entered into our first contractual arrangement in this regard with LaMar Lighting for integration of our LFLs lighting fixtures.

We believe that the potential market for our proprietary CFLs and LFL ballasts is worldwide.  Accordingly, we have attempted to file patents or undertake similar protective measures related to our technology in a variety of countries throughout Europe and in China.  In addition, along with other global lighting product manufacturers, such as General Electric, Philips and OSRAM/Sylvania, in 2009 we signed a memorandum of understanding, referred to as the Manila Compact, which was sponsored by the United States Agency for International Development (USAID) and the Asian Development Bank, to establish common performance standards and specifications to ensure high overall quality for CFLs sold to Asian consumers.

As discussed below under “Government Regulation,” the high rate of electrical energy consumption generally, and attributable to lighting, particularly, have caused several countries to ban the sale or production of incandescent lamps during the next 5-10 years.  We believe that these measures will enhance the market for CFLs, including potentially for our branded CFLs. and LFLs

D.           Manufacturing

We do not own any manufacturing facilities and have, instead, entered into manufacturing contracts related to production of our CFLs and ballasts, once they are ready for mass manufacture.  We have entered into such a contract with Litetronics International, Inc., a Chicago-based manufacturer of lighting products.

Similarly, we have entered into a manufacturing contract with Arcata International, a Chinese company, for both (a) the manufacture of the step dimming LFL ballast described above and (b) the refinement and subsequent manufacture of our continuous dimming LFL ballast, once such ballast is fully developed and prepared for mass manufacture.

E.           Competition

The lighting industry, and in particular, the segments involved in by us -- CFLs and LFLs -- are extremely competitive.  The industry is generally dominated by three concerns, General Electric Company, Phillips and Osram/Sylvania, which is a subsidiary of Siemens.  There are, however, at least 1,200 other lighting manufacturers in North America alone that are known to us and could be considered our competitors.  In terms of worldwide market share, in 2008 General Electric held approximately a 28% market share, Phillips held approximately a 26% market share, and Osram/Sylvania held approximately a 21% market share.  The remaining approximately 25% of the market was diffused among the over 1,200 other manufacturers.  These same three companies also dominate the U.S. market.

These three companies and many of the other established lighting manufacturers are well capitalized and, as stated above, have extremely strong market penetration.  In addition, they have well developed product lines offered through strong distribution networks that include direct retail sales outlets to consumers.  These and other more established competitors would be able to dictate terms to distribution outlets pursued by us, e.g. by denying us shelf space within retailers, distributors and wholesalers.  Many of these competitors have existing arrangements with governmental officials in other parts of the world which could give them an advantage over us in bringing products into these markets.

In addition to these advantages, many of the other established lighting manufacturers have well-trained, experienced and specialized management teams particularly adept in and at the lighting industry.  In most instances, they are equipped with in-house engineering and research staff and other resources.  Many of these competitors have substantially more capital with which to conduct product research, engineering and development.

Certain smaller lighting companies have, over the years, achieved some success in niche lighting markets.  For instance Feit Electric Company, a Los Angeles-based company, has achieved success with innovations such as mini twists, ultra mini covered lamps, ICAT (Insulated Ceiling Airtight) approved recessed reflectors and weatherproof floodlights.  Similarly, LEDtronics, Inc., a Torrance, California-based company, has successfully developed and sold a series of long life LED bulbs and LED lamps.  Also, National Cold Cathode, Inc., a medium size New York-based company, has become dominant in the design/manufacture of cold cathode lighting systems, and Lutron Electronics, Inc., a much larger Coopersburg, Pennsylvania-based company, is the industry leader in dimming devices and electrical switches.  In is our aim to follow the example of some of these companies and develop a profitable niche in producing and selling only a few high performance branded products whose price to the consumer is more than offset in energy savings.

F.           Government Regulation

1.           Global Initiatives Affecting Incandescent Lamps.

The signatories to the well-known Kyoto Treaty, consisting as of May 2008 of 182 countries, have become committed to reducing their greenhouse gas emissions by an average of 5.2% below 1990 levels by the year 2012.  As part of achieving this goal, many nations have undertaken to ban the use of older lighting technologies, including the use of incandescent lamps, in favor of more environmentally friendly CFLs, in order to limit CO2 emissions from wasted heat energy.

Following are some of the concrete national initiatives in place as of the end of 2009:

•	In Italy, which banned the sale of incandescent lamps after 2009;

•	In Great Britain, where the government announced plans to phase out the sale of incandescent lamps by 2011;

•	In Ireland, where the government proposed to ban the sale of incandescent lamps in January 2009;

•	In Australia, where importation of incandescent lamps was banned after 2009 and their retail sales have been banned since the beginning of 2009;

•	In New Zealand, where the importation and sale of incandescent lamps was banned in October 2009;

•	In Cuba, where all incandescent lamps were mandatorily replaced with CFLs in 2007;

•	In China, which manufactures nearly 75% of the world’s light bulbs, where the government has recently agreed to cause a phaseout in the production of incandescent lamps over the next 10 years; and

•
In the European Union, where, on August 31, 2009, a mandatory ban was announced on the production and sale of incandescent lamps, to be replaced by CFLs and LED lamps, across all of its member countries.  The ban will be phased in over three years, beginning with 100W lamps (banned effective September 1, 2009) and ending with all lamps of over 10W (on September 1, 2012).  This initiative follows a voluntary initiative by the European Union announced in 2007.

2.           Initiatives in the United States.

Beginning in 2007, under the Energy Independence and Security Act of 2007 (“EISA”), the federal government for the first time enacted energy efficiency standards for both incandescent lamps (defined in the legislation as incandescent reflector lamps or IRLs) and CFLs.  The standards essentially required that, phased in during 2012 - 2014, all lamps produced in the United States use 25% - 30% less energy than the most common incandescent lamp was using in 2007, and use at least 60% less energy by 2020.

On June 29, 2009, illustrating the far greater emphasis on energy efficiency and prevention of global warming by the new administration, the DOE promulgated a new set of energy efficiency standards.  The standards applicable to LFLs will become effective on or about July 20, 2012.  The following table shows the new applicable energy conservation standards, stated in lumens/Watt, compared to those in effect under the EISA:

Lamp Type	2009 Energy Conservation Standard Effective in 2012	EISA Minimum Average Efficiency Standard to be phased in by 2014
4-Foot Medium Bipin	88 - 89(1)	75.0
2-Foot U-Shaped	81 - 84(1)	64.0 - 68.0 (2)
8-Foot Slimline	93 - 97(1)	80.0
8-Foot High Output	88 - 92(1)	80.0

(1)  Depending on the level of correlated color temperature.
(2)  Depending on whether nominal lamp wattage is less than (or equal to) 35W or greater than 35 W.

G.           Employees.

As of the date of this Report, the Company employed 18 full-time employees.

ITEM 1A. - Risk Factors

Not applicable

ITEM 1B. - Unresolved Staff Comments

None

ITEM 2. - Properties

We do not own any real property. We lease our principal executive offices located at 340 Eisenhower Drive Building 600 Suite 610, Savannah, GA 31406. The term of the lease is two years, commencing September 2008. Our base payment is equal to $3,350 per month.  We lease additional office space, with a two year term and a base lease payment of $2,396 per month, commencing March 15, 2009.

ITEM 3. - Legal Proceedings

On April 14, 2010, the Company was sued in the Superior Court of Chatham County, Georgia, in an action styled, Hauser Marketing Group, Inc. v.Purespectrum, Inc, civil action file no. CV-10-0601-MO.  In the complaint, the plaintiff alleges that the Company failed to pay $179,689.51 for certain marketing and advertising services rendered by the plaintiff to PSPM during March - November 2009.  This amount is included in the accounts payable balance in the financial statements.  The Company is in the process of engaging counsel to file an answer and otherwise dispose of this lawsuit.

PART II

ITEM 4. - Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Prior to November 2, 2009, the date the Company’s common stock was qualified for quotation on the OTCBB under the symbol “PSRU,” there had been no established public trading market for the Company’s common stock.

By way of background, shares of common stock of PSPM did trade on the Pink Sheets during January 1, 2008 - November 4, 2009.  The following table sets forth, for the calendar periods indicated, the range of the high and low reported bid prices of PSPM’s common stock, as reported on www.pinksheets.com and of the Company’s common stock, as reported on the www.otcbb.com.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.  The trading market for PSRU’s common stock is highly volatile, which may affect the prices below.

2009	High Bid	Low Bid
Fourth Quarter 10/1/09 to 12/31/09	$.40	$.05
Third Quarter 7/1/09 to 9/30/09	$.54	$.21
Second Quarter 4/1/09 to 6/30/09	$.78	$.44
First Quarter 1/1/09 to 3/31/09	$.78	$.14
2008
Fourth Quarter 10/1/08 to 12/31/08	$.17	$.11
Third Quarter 7/1/08 to 9/30/08	$.22	$.08
Second Quarter 4/1/08 to 6/30/08	$.14	$.01
First Quarter 1/1/08 to 3/31/08	$.05	$.02

As of March 5, 2010, there were 246,699,772 shares of the Company’s common stock issued and outstanding, held by 110 stockholders of record.

No dividends have ever been paid by the Company with respect to its common stock.  The Company has no intention of paying cash dividends with respect to its common stock in the foreseeable future.

The following chart sets forth information relating to the Company's equity compensation plans as of December 31, 2009.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluded securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	15,980,713	$0.14	-0-
Total	15,980,713		-0-

ITEM 5. - Selected Financial Data

Not applicable.

ITEM 6. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘MD&A’) should be read in conjunction with our audited financial statement and the accompanying notes, and in light of the forward-looking statements set forth elsewhere in this Report.

Plan of Operation

Since its formation in 2007 and until November 3, 2009, the closing date of the C-Reorg, the Company’s business consisted of providing services to the healthcare industry by providing recruitment, screening and placement services for nurses and other medical staff from abroad.  Since November 3, 2009, when the Company acquired all of PSPM’s assets and assumed all of its known liabilities, the Company has been engaged in the business of PSPM, i.e. the development, engineering, identification, manufacturing, distributing, licensing and selling of fluorescent lighting products.  The C-Reorg has been treated for financial accounting purposes as a reverse acquisition and, accordingly, the audited financial statements and accompanying notes for the fiscal year ended December 31, 2009 and 2008 included in this Report present the financial position and results of the Company for such years as though they were those of PSPM.  As a result, to facilitate better understanding of the Company’s current business in light of the financial statements, the following discussion will refer solely to the Company.

The Company’s original business plan consisted of utilizing the patents and trademarks acquired by it at the end of 2006 to develop unique electrical circuit topology with the use of which the Company would develop, engineer, make, by means of contract manufacture, and sell electronic ballasts and dimmers for use in CFLs and LFLs.  The combination of such ballasts and dimmers was hoped to give the CFLs and LFLs powered by them superior performance qualities, particularly in terms of a significant reduction in energy costs, and thus penetrate and acquire a market share while realizing the higher net margins commensurate with unique products.

As discussed in “Item 1 - Business,” as of the date of this Report, following our original business plan, several CFLs and LFLs powered by prototypes of electronic ballasts and dimmers developed or identified by us have undergone initial testing and have recently been submitted for UL® testing.  After such testing, as well as ENERGY STAR® testing, we intend to submit these lighting products to additional performance testing before attempting to mass manufacture and sell them in the marketplace sometime in the third quarter of 2010.  There is no assurance that any of these products will indeed be ready for mass manufacture within such time frame or whether they will ever be ready for mass manufacture at all.

Beginning in the Fall of 2009, we broadened our strategy to identify suitable CFL and LFL products and technologies made or developed by others, enhance their performance where possible using our electric circuit topology, and resell them under our brand in the marketplace, while continuing the efforts to perfect certain prototypes of our proprietary ballasts and dimmers.  Consistent with this change, in the fourth quarter of 2009, we purchased and resold a modest amount (approximately $13,000) of CFLs manufactured by Lietronics International but carrying our brand.  In the first quarter of 2010, we have continued to acquire an additional inventory of these CFLs, as well as beginning the effort to resell step dimmable LFLs and lighting fixtures to be manufactured for us by LaMar Lighting under our brand, using ballasts/dimmers made for us in China by Arcata International.

Our goal is to generate net revenues from the resale of non-proprietary but branded products sufficient to finance operations, including the research, development and testing activities necessary to bring to market CFLs and LFLs powered by our proprietary ballasts/dimmers.  After two calendar quarters, it is too early to tell whether this strategy will be successful.  When reselling non-proprietary lighting products, in order to differentiate lighting product sold by us from competing products, we may of necessity have to rely less on emphasizing superior performance and energy saving potential and more on emphasizing good performance for a competitive price.  For this reason, and due to general downward pressures on volume sold and price per unit that may be exerted by our larger competitors, we may not realize the resale volume we expect and may realize lower net margins than expected.  As a result, there is no assurance that this strategy will be ultimately successful in generating sufficient revenues to finance operations going forward, including the efforts to bring to market proprietary products.

Results of Operations

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

For 2009, we realized $12,490 in revenues compared to no revenues in 2008.

Expenses

For 2009, our expenses were $6,036,948 compared with $4,418,224 for 2008.  These expenses were primarily comprised of professional and consulting fees ($1,992,932 for 2009 compared to $1,808,779 for 2008), compensation ($1,150,853 for 2009 compared to $497,721 for 2008), research and development expenses ($613,985 for 2009 compared to $313,753 for 2008), other general and administrative expenses ($982,759 for 2009 compared to $305,497 for 2008), as well as share based compensation ($770,342 for 2009 compared to $1,296,659 for 2008).  The increases in most categories reflect an overall expansion of our business in 2009 in an effort to bring proprietary products to market and identifying, evaluating and entering into agreements to purchase and resell non-proprietary products.  The significant increase in professional and consulting fees is partially attributable to the consummation of the C-Reorg, including filing and achieving effectiveness of the S-4 and related federal securities filings associated with our status as a fully-reporting public company.

Income (loss)

For 2009, our net loss was $7,315,886 compared with $4,420,730 for 2008.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2009 shows that we had $609 cash on hand.  As of December 31, 2009, our current assets were $1,167,989 and our current liabilities were $1,996,168, resulting in negative working capital of $828,179.

Assuming that the average monthly sales volume of our products since December 2009 continues for the rest of 2010, we estimate that we will require approximately $6,000,000 to fund our operations for the calendar year 2010.  As of the date of this Report, we have raised approximately $837,000 through the exercise of warrants and the sale of shares of common stock and convertible notes in private placements. There is no assurance that we will be able to obtain the necessary funds required for continued operations. There is no assurance that additional financing will be available to us when needed or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to decrease or cease operations.  The issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining additional loans, including commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates. Significant assumptions that are susceptible to change include the estimated useful life and valuation of patents and trademarks, the expected term, volatility and discount rates used in the Black-Scholes method for valuation of financial instruments, and the expected circumstances and outcomes used to determine the deferred tax valuation allowance.

ITEM 6A. - Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

ITEM 7.  - Financial Statements And Supplementary Data

Included in Item 14 below.

ITEM 8.  - Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2010 annual meeting, including the information set forth under the caption “Independent Public Accountants.”

ITEM 8A(T). - Controls and Procedures.

(a)           Disclosure Controls and Procedures.

As of December 31, 2009, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2009 as a result of the material weakness in internal control over financial reporting discussed below.

(b)           Changes in Internal Control over Financial Reporting.

Changes in Control over Financial Reporting.

No change in the Company's internal control over financial reporting occurred during the year ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company's transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company's assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009, because of material weaknesses in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company's limited resources, management has not developed as plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. -  Other Information

There is no information that was required to be disclosed by the Company on Form 8-K during the fourth quarter of 2009, that was not reported.

PART III

ITEM 9. -  Directors, Executive Officers and Corporate Governance.

The Company has adopted a Code of Conduct for directors and officers, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.  The Company will provide to stockholders and all other persons a copy of the Company's Code of Conduct upon request and without charge.  This document may be requested by writing to PureSpectrum, Inc., 340 Eisenhower Drive, Building 600, Suite 610, Savannah, Georgia 31406, Attention: William S. Norton.

The remaining information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2010 annual meeting, including the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. - Executive Compensation.

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2010 annual meeting, including the information set forth under the caption "Executive Compensation."

ITEM 11. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2010 annual meeting, including the information set forth under the caption "Beneficial Ownership of the Company's Common Stock."

ITEM 12. - Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2010 annual meeting, including the information set forth under the caption "Certain Relationships and Related Transactions."

ITEM 13. - Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2010 annual meeting, including the information set forth under the caption "Fees Paid to Independent Auditors."

PARV IV

ITEM 14. - Exhibits and Financial Statement Schedules

(a)           Exhibits

Exhibit Number	Sequential Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, dated February 5, 2010.
3.2	Amended and Restated Bylaws of Registrant, dated October 29, 2009.
14	Code of Ethics for Principal Officers, dated effective March 24, 2010.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)           Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at end of Fiscal Year 2009 and 2008

Statements of Operations for Fiscal Year 2009 and 2008

Statements of Changes in Stockholders’ Equity for Fiscal Years 2009 and 2008

Statements of Cash Flows for Fiscal Years 2009 and 2008

Notes to Financial Statements

PNC CPAs

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PureSpectrum, Inc.
Savannah, Georgia

We have audited the accompanying balance sheet of PureSpectrum, Inc. as of December 31, 2009 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the management of PureSpectrum, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PureSpectrum, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, and as shown in the accompanying financial statements, the Company incurred a net loss of approximately $7,316,000 during the year ended December 31, 2009. In addition, as of that date, the Company has an accumulated deficit of approximately $14,211,000 and negative working capital of approximately $828,000, with limited cash on hand to fund operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
April 15, 2010

Pender Newkirk & Company LLP · Certified Public Accountants
100 South Ashley Drive · Suite 1650 · Tampa, Florida 33602 · (813) 229-2321 · Fax: (813) 229-2359
PCAOB Registered
Member of AGN International, Ltd. - A Worldwide Association of Separate and Independent Accounting and Consulting Firms
Member of Private Companies Practice Section and Center for Audit Quality of the American Institute of Certified Public Accountants
Member of AICPA Employee Benefit Plan Audit Quality Center

HANCOCK ASKEW & CO LLP
ACCOUNTANTS & ADVISORS

Report of Independent Registered Public Accounting Firm

Board of Directors
PureSpectrum, Inc.
Savannah, Georgia

We have audited the accompanying balance sheet of PureSpectrum, Inc. as of December 31, 2008 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the management of PureSpectrum, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we expressed no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PureSpectrum, Inc. as of December 31, 2008, the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

Hancock Askew & Co., LLP

Savannah, Georgia
April 15, 2010

100 Riverview Drive
Savannah, GA 31404
T | 912-234-8243
F | 912-236-4414

www.hancockaskew.com

7000 Central Parkway
Suite 1660
Atlanta, GA 30328
T | 678-387-3960
F | 678-387-3964

PureSpectrum, Inc.
Balance Sheets

	December 31,
	2009	2008
Assets
Current Assets
Cash	$609	$312
Accounts Receivables	3,146	-
Inventory	1,121,705	-
Other Current Assets	42,529	3,512
Total Current Assets	1,167,989	3,824

Furniture & Equipment, net of accumulated depreciation	229,237	20,937

Other Assets
Patents, net of accumulated amortization	566,072	201,138
Trademarks	144,672	94,564
Total Assets	$2,107,970	$320,463

Liabilities and Stockholders’ Deficit

Current Liabilities
Checks Drawn In Excess of Bank Balance	$4,706	$-
Accounts Payable	1,164,927	409,122
Accrued Expenses	106,855
Payroll Liabilities	64,634	105,143
Convertible Debt, current portion, net of discount of $1,068,700	388,285	-
Notes Payable, current portion	266,761	30,145
Total Current Liabilities	1,996,168	544,410

Long-term Liabilities
Accounts Payable, satisfied by common stock issuance	400,000	-
Accrued Expenses, satisfied by common stock issuance	48,338	-

Convertible Debt, net of discount of $94,000, satisfied by common stock issuance	66,000	-
Notes Payable, satisfied by common stock issuance	18,867	-
Total Long-term Liabilities	533,205	-

Stockholders' Deficit
Preferred Stock, $0.0001 Par Value 2009, $0.001 Par Value 2008, 50,000,000 Shares Authorized, No Shares Issued or Outstanding	-	-
Common Stock, $0.0001 Par Value 2009, $0.001 Par Value 2008, 900,000,000 Shares Authorized, 215,455,090 and 161,576,019 Shares Issued and Outstanding at December 31, 2009 and 2008 respectively	21,546	161,576
Additional Paid In Capital	13,875,015	6,509,750
Prepaid Loan Costs	(106,805)	-
Accumulated Deficit	(14,211,159)	(6,895,273)
Total Stockholders' Deficit	(421,403)	(223,947)
Total Liabilities and Stockholders' Deficit	$2,107,970	$320,463

The accompanying notes are an integral part of the financial statements.

PureSpectrum, Inc.
Statements of Operations

	Year-to-Date December 31,
	2009	2008

Revenues	$12,490	$-

Cost of Goods Sold	8,479	-

Gross Profit on Sales	$4,011	$-

Expenses
Share Based Compensation	770,342	1,296,659
Research and Development	613,985	313,753
Other General and Administrative Expenses	4,652,621	2,807,812
Total Expense	6,036,948	4,418,224
Net Loss from Operations	(6,032,937)	(4,418,224)

Other (Expense) Income
Interest Income	1,364	165
Gain on Settlement of Accounts Payable	149,339	-
Interest Expense	(1,433,652)	(2,671)
Total Other (Expense) Income	(1,282,949)	(2,506)
Net Loss	$(7,315,886)	$(4,420,730)

Weighted Average basic and fully diluted Outstanding Shares	183,706,977	123,842,986

Loss per Share, basic and fully diluted	$(0.04)	$(0.04)

The accompanying notes are an integral part of the financial statements.

PureSpectrum, Inc.
Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2008 through 2009

	Common Shares	Amount	Additional Paid in Capital	Prepaid Loan Costs	Accumlulated Deficit	Total Stockholders' Deficit
Balance - January 1, 2008	52,559,215	$52,559	$2,244,116	$-	$(2,474,543)	$(177,868)
Stock Issued for Cash	84,175,439	84,175	1,485,725		-	1,569,900
Stock Issued for Services	13,857,894	13,859	1,494,233		-	1,508,092
Share Based Compensation	10,214,416	10,214	1,286,445		-	1,296,659
Stock Issued upon Exercise of Warrants	769,055	769	(769)		-
Net Loss	-	-	-		(4,420,730)	(4,420,730)
Balance - December 31, 2008	161,576,019	$161,576	$6,509,750	$-	$(6,895,273)	$(223,947)
Effect of C-Reorganization on 12/31/08 balance as a result of a change in par value of common stock from $0.001 to $0.0001	-	(145,418)	145,418			-
Stock Issued for Cash	13,757,446	1,376	2,380,556			2,381,932
Stock Issued for Services	15,100,000	1,510	489,490			491,000
Share Based Compensation	-	-	770,342			770,342
Stock Issued upon Exercise of Warrants and Options	20,018,190	2,002	537,492			539,494
Warrants issued with Benefical Conversion Feature associated with convertible debt	-	-	2,579,408			2,579,408
Stock issued for convertible debentures redeemed	2,879,999	288	431,712			432,000
Stock issued to debt conversion	123,436	12	30,847			30,859
Efffect of C-reorganization on common stock, additional paid in capital and stockholders’ deficit	2,000,000	200	-			200
Prepaid Loan Costs				(213,611)		(213,611)
Less: Amortization				106,806		106,806
Net Loss					(7,315,886)	(7,315,886)
Balance - December 31, 2009	215,455,090	$21,546	$13,875,015	$(106,805)	$(14,211,159)	$(421,403)

The accompanying notes are an integral part of the financial statements.

PureSpectrum, Inc.
Statements of Cash Flow

	Year Ended December 31,
	2009	2008

Operating activities
Net loss	$(7,315,886)	$(4,420,730)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	24,758	4,998
Share based compensation	770,342	1,296,659
Amortization of detachable warrants issued with
convertible debt	263,214	-
Amortization of the beneficial conversion feature	938,793	-
Services exchanged for common stock	491,000	1,508,091

Amortization of prepaid loan costs	106,806
Gain on Settlement of Accounts Payable	(149,339)	-

Loss on disposal of assets	56,832	-
Interest expense accredited to note balances	-	1,162
(Increase) decrease in:
Accounts receivables	(3,146)	-
Inventory	(663,165)	-
Other current assets	(38,817)	(3,512)
Increase (decrease) in:
Accounts payable	404,091	274,836
Accrued expenses	142,500	(138)
Payroll liabilities	(40,509)	(26,453)
Total adjustments	2,303,360	3,055,643
Net cash used by operating activities	(5,012,526)	(1,365,087)

Investing Activities
Purchase of furniture and equipment	(228,552)	(20,329)
Development of patents/trademarks	(32,777)	(184,340)
Net cash used by investing activities	(261,329)	(204,669)

Cash Flows from Financing Activities
Increase in Checks Drawn in Excess of Bank Balance	4,706	-
Proceeds from borrowing	1,921,727	-
Deferred stock sales	12,693	-
Repayment of borrowing	(18,400)	-
Proceeds from issuance of common stock	2,381,932	1,569,900
Proceeds from exersice of options and warrants	539,494	-
Proceeds from debt converted to common stock	432,000	-
Net cash provided by financing activities	5,274,152	1,569,900

Net Increase in Cash	297	144

Cash at Beginning of Period	312	168
Cash at End of Period	$609	$312
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$-	$-
Inventory additions included in accounts payable	$458,540	$-
Intangible asset additions included in accounts payable	$443,603	$-
Debt and accrued interest converted to common stock	$30,859	$-
Prepaid loan costs	$213,611	$-
Change in par value	$145,418	$-
Detachable warrants issued with convertible debt	$388,214	$-
Beneficial conversion feature of convertible debt	$1,976,493	$-

The accompanying notes are an integral part of the financial statements.

PureSpectrum, Inc.
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION
PureSpectrum, Inc. (the “Company”), formerly International Medical Staffing, Inc., is a Delaware corporation incorporated on March 21, 2007. The initial proposed business plan of the Company was to provide services to the healthcare industry, primarily hospitals and nursing homes, by providing reliable recruitment, screening and placement services in order to address the rising international shortage of qualified nurses and other medical staff.

On June 3, 2009, the Company underwent a change of control as a result of the acquisition by PureSpectrum, Inc., a Nevada corporation (“PSPM”), of 3,600,000 shares of the Company’s common stock, constituting 64.29% of the outstanding common stock, for $250,000 in cash.

Effective July 15, 2009, the Company amended its Certificate of Incorporation to (a) increase the number of shares of authorized common stock, par value $0.0001, from 100,000,000 shares to 900,000,000 shares, (b) authorize 50,000,000 shares of preferred stock, par value $0.0001, which may be issued in one or more series of the preferred stock with such designations, rights, preferences, limitations and or restrictions as the Company may determine by vote of a majority of the Board of Directors and (c) among other things, eliminate preemptive rights, cumulative voting rights, and provide for the indemnification of directors and officers.

On August 4, 2009, the Company entered into a Purchase and Sale Agreement and Plan of Reorganization (the “C-Reorg Agreement”) with PSPM.  Under the C-Reorg Agreement, the Company would purchase all of the assets of PSPM and assume all of the known liabilities of PSPM.  As part of the transaction, the Company agreed to issue to the security holders of PSPM stock at a ratio of one share of the Company's common stock for each one share held in PSPM immediately prior to the closing of the transaction and the Company agreed to amend its certificate of incorporation to (a) change its name to "PureSpectrum, Inc.” and (b) confer on the directors the power to adopt, amend and repeal the bylaws. The transaction was intended to qualify as a tax-free reorganization under Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended.

On September 3, 2009, the Company filed with the Securities and Exchange Commission (“SEC”) a registration statement on SEC Form S-4 (the “S-4”) registering the maximum number of shares of common stock issuable in exchange for shares of PSPM common stock, common stock issuable upon the exercise of warrants and common stock issuable upon the conversion of convertible notes and debentures that may be issued in connection with the C-Reorg.  On October 9, 2009, the Form S-4 was declared effective and on the same date the Joint Information Statement/Prospectus, which formed a part of the registration statement, became available for distribution to the stockholders of the Company and the shareholders of PSPM.

On October 29, 2009, the Company filed with the Delaware Secretary of State an Amended and Restated Certificate of Incorporation changing its name to “PureSpectrum, Inc.”.  On November 1, 2009, this name change was cleared by the Over-the-Counter Bulletin Board at the opening of trading on November 2, 2009, under the new stock symbol “PSRU.”

PureSpectrum, Inc.
Notes to Financial Statements

On November 3, 2009 (“Closing Date”), the Company completed the acquisition of all the assets of PSPM.  As provided and defined in the C-Reorg Agreement, the assets consisted of all of PSPM’s rights, titles and interest of its assets of every kind, nature and description owned by the company on the Closing Date including tangible and intangible property, real and personal property, equipment, intellectual property, goodwill and going concern value, software, cash, phone and facsimile numbers, e-mail addresses, accounts receivable, contracts, inventory and all transferable operating losses, capitalized expenses and research and development costs.  The assets were acquired by the Company for consideration consisting of the assumption by the Company of the known liabilities of PSPM (including notes payable, convertible notes, debentures, and warrants) and making available 196,105,348 shares of the Company’s common stock to the shareholders of PSPM in exchange for shares of PSPM common stock held by them.

As of the Closing Date, the Company terminated its business of providing services to the healthcare industry and is now in the business of developing, marketing, licensing, and contract manufacturing of lighting technology for use in residential, commercial, and industrial applications worldwide.

The C-Reorg between PSPM and the Company was accounted for by the Company as a recapitalization and reorganization of PSPM.  Accordingly, pro forma results have not been presented as the accompanying financial statements are not materially different than the pro forma presentation.

RECLASSIFICATION
Certain reclassifications have been made to the 2008 balances to conform to the 2009 financial statement presentation.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates the fair value of financial instruments using available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature or receivable or payable on demand.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  The Company reviews its estimates, including but not limited to recoverability of long-lived assets, sales discounts, rebates, allowances and incentives, product liability, income taxes, depreciation, amortization, employee benefits, contingencies,   and deferred tax asset and liability valuations on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

PureSpectrum, Inc.
Notes to Financial Statements

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all cash accounts not subject to withdrawal restrictions and all highly liquid debt instruments with an original maturity of three months or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Trade accounts receivable consist primarily of inventory sales. The Company sells products to its customers based on its standard credit policies and regularly reviews accounts receivable for any bad debts. The review for bad debts is based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance was deemed necessary at December 31, 2009 or 2008.

INVENTORIES
Inventories are stated at the lower cost or market on the first-in, first out method.

FURNITURE AND EQUIPMENT
Furniture and equipment are stated at cost, net of accumulated depreciation. The Company uses the straight line method of depreciation over the estimated useful lives of the assets of one to seven years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the remaining term of the underlying lease. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and the related accumulated depreciation are relieved and any gains or losses are reflected in the consolidated statements of operations.

Furniture and Equipment	5-7 years
Software	5 years
Leasehold Improvements	1-2 Years

INDEFINITE LIFE INTANGIBLE ASSETS
US GAAP requires that goodwill and other indefinite life Intangible assets be tested for impairment annually or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. Such testing requires, as an initial step, that each of the Company’s reporting units be identified and that the Company’s assets and liabilities, including existing goodwill and intangible indefinite life assets, be assigned to those reporting units. The Company determined that there is only one reporting unit.  The Company capitalizes the external legal costs and filing fees associated with obtaining trademarks.  Trademarks are considered indefinite life intangible assets and are not amortized. If the applied for trademarks are not issued or are abandoned, the Company will expense the capitalized costs to date in the period of abandonment.

During the year ended December 31, 2009, trademarks with costs of $53,819 were abandoned and recorded as an impairment loss.  The Company did not recognize any impairment loss for the year ended December 31, 2008.

IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets consist of patents.  The Company capitalizes the external costs, such as legal costs and filing fees, associated with obtaining patents and amortizes these costs using the straight-line method over the estimated life of the patent, generally 17 years, beginning on the date the patent is issued.  During the year ended December 31, 2009, two patents with a net book value of $3,013 were abandoned and recorded as an impairment loss.  The Company did not recognize any impairment loss for the year ended December 31, 2008.

PureSpectrum, Inc.
Notes to Financial Statements

IMPAIRMENT OF LONG-LIVED ASSETS
In accordance with US GAAP, long-lived assets such as furniture and equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

PRODUCT LIABILITY
Accruals for liability claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available.

CONVERTIBLE DEBT
The Company has outstanding convertible debt with and without detachable warrants.  The convertible debt contains beneficial conversion features whereby the conversion features are “in the money” at the commitment date.  The beneficial conversion features were valued as the difference between the effective conversion prices (computed by dividing the relative fair value allocated to the convertible debt by the number of shares the debt is converted into) and the fair value of the common stock, at the commitment date, multiplied by the number of shares into which the debt may be converted and is being amortized over the life of the debt.

REVENUE RECOGNITION
The Company recognizes revenues from product sales, in accordance with US GAAP when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. Provisions for sales incentives, trade promotions, product returns and discounts to customers are accounted for as reduction in sales in the same period the related sales are recorded.

RESEARCH AND DEVELOPMENT COSTS
The Company’s research and development activities represent a significant part of its business and include engineering, consulting fees and supplies. These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulators for the protection of our patents. Costs to acquire technologies to be used in R&D that have not reached technological feasibility and have no alternative future use are expensed when incurred.

SHIPPING AND HANDLING
Shipping and handling costs incurred were $11,495 and $0, for the years ended December 31, 2009 and 2008, respectively, and are included in selling, general and administrative expenses. The amount of revenue received for shipping and handling was less than 0.05% of sales to customers.

PureSpectrum, Inc.
Notes to Financial Statements

INCOME TAXES
The Company accounts for income taxes in accordance with US GAAP, whereby, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax asset and liabilities are classified according to the financial statement classifications of the assets and liabilities generating the differences.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under Federal tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realization of the related deferred tax asset.

Certain guidance located within Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company had no uncertain tax positions for the two years ended December 31, 2009.

STOCK-BASED COMPENSATION
US GAAP requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant, and is recognized as expense over the requisite service period.

Stock-based compensation expenses included in the net loss consist of compensatory options and warrants and stock for professional consulting services and compensation.

US GAAP provides for a choice between two attribution methods for allocating stock-based compensation costs: the "straight-line method," which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the "graded vesting attribution method," which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The Company utilizes the former method and amortizes the fair value of each award on a straight-line basis over the requisite service period.

The estimated fair value of options and warrants granted is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Options		Warrants
	Year Ended		Year Ended
	December 31,		December 31,
	2009	2008	2009
Expected dividend yield	0%	0%	0%
Expected volatility	55.17%	55.96%	55.42%
Risk-free interest rate	1.90%	2.74%	1.55%
Expected life of options	4 years	5 years	4 years

PureSpectrum, Inc.
Notes to Financial Statements

For the years ended December 31, 2009 and 2008, respectively, the weighted average grant date fair value per share for options was $0.093 and $0.049, respectively.  For the two years ended December 31, 2009, the weighted average grant date fair value per share for warrants was $0 and $0.158, respectively.

For the calculation of expected volatility, the Company does not have specific historical and implied volatility information. Therefore, the Company estimated volatility on an analysis of reported data for a peer group of public companies.  The expected volatility of options granted has been determined using an average of the historical volatilities of this peer group of companies for a period equal to the expected term of the options.

The Company has not paid any dividends on the Company’s common stock since inception and does not anticipate paying dividends on the Company’s common stock in the foreseeable future. The risk-free interest rate utilizes the US Treasury Note based on the expected term. The computation of the expected option term is based on the "simplified method" as the stock options have standard expiry and strike price provisions and the Company has a limited history of exercise data.

US GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the limited historical employee turnover experience of the Company. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0.0% as of December 31, 2009.

For the two years ended December 31, 2009, the Company recognized approximately, $770,342 and $1,296,659, respectively, in stock-based compensation.

As of December 31, 2009, there were no unvested options or warrants.

NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss attributable to commons shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share reflects the potential dilution that could occur if securities were exercised or converted into common stock using the treasury stock method. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

PureSpectrum, Inc.
Notes to Financial Statements

	For Year Ended December 31,
	2009	2008
Actual
Numerator:
Net loss attributable to common stockholders	$(7,315,886)	$(4,420,730)

Denominator:
Weighted average common shares	183,706,977	123,842,986

Basic net loss per common share	$(0.04)	$(0.04)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Convertible debt	14,824,899	0
Common stock options	15,980,713	42,043,858
Common stock warrants	17,500,000	0

	48,305,612	42,043,858

STOCK ISSUED FOR SERVICES
The Company accounts for common stock issued for services by recording the fair value of the stock or services rendered, whichever is more clearly evident.

NEW ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued ASC Topic 805, Business Combinations.  Topic 805 establishes a model to account for certain pre-acquisition contingencies. Under Topic 805, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in ASC Topic 450, Contingencies, and ASC Topic 450-20, Loss Contingencies. Topic 805 was effective for the Company beginning January 1, 2009, and will apply prospectively to business combinations completed subsequent to that date. The impact of the adoption of Topic 805 will depend on the nature of acquisitions completed after the date of adoption.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events.  Topic 855 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before the financial statements are issued.  Topic 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  All of the Codification’s content carries the same level of authority, and the US GAAP hierarchy will be modified to include only two levels: authoritative and non-authoritative.  Topic 105 was effective for the Company as of July 1, 2009 and did not have a material effect on the financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 (previously exposed for comments as proposed FASB Staff Position Financial Accounting Standard 157-f) to provide guidance on measuring the fair value of liabilities under ASC 820.  ASU 2009-05 clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use certain valuation techniques to estimate fair value.  ASU 2009-05 was effective for the Company on October 1, 2009 and did not have a material effect on the financial statements.

PureSpectrum, Inc.
Notes to Financial Statements

Other recent accounting pronouncements established by US GAAP did not, or are not, believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – GOING CONCERN
The accompanying financial statements have been prepared in conformity US GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has incurred net losses from operations of $7,315,886 for the year ended December 31, 2009.  In addition, at December 31, 2009, the Company has an accumulated deficit of $14,211,159 and negative working capital of approximately $828,179.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company recorded its first revenues in October 2009 and is no longer a development stage company.  However, the Company has not yet generated sufficient working capital to support its operations.  The Company’s ability to continue as a going concern is dependent, among other things, on its ability to minimize costs, enter into revenue generating contracts and obtain additional revenues to eventually attain a profitable level of operations.

The Company has been engaged in developing, marketing, licensing, and contract manufacturing of fluorescent lighting technology for use in residential, commercial, and industrial applications worldwide.  There can be no assurances that the Company will be successful in the commercialization of the fluorescent lighting technology that will generate sufficient revenues to sustain the operations of the Company.

Management plans to obtain additional capital investments to enable the Company to continue operations and increase revenues in 2010. There are no assurances that management will be able to successfully generate revenue and/or reduce expenses sufficient to attain profitability, or continue to attract the capital necessary to support the business.

NOTE 3 - INVENTORIES
The Company does not manufacture its own products and uses third party manufactures for its finished goods.  Finished goods in inventory are as follows:

	2009	2008
Compact Fluorescent Light Bulbs	$1,121,705	$0

NOTE 4 - FURNITURE AND EQUIPMENT
At December 31, 2009 and 2008, furniture and equipment consisted of the following:

	2009	2008
Furniture and Equipment	$111,540	$25,264
Software	135,904	-
Leasehold Improvements	6,372	-
	253,816	25,264
Less accumulated depreciation	24,579	4,327
	$229,237	$20,937

PureSpectrum, Inc.
Notes to Financial Statements

Depreciation expense for the years ended December 31, 2009 and 2008, was $20,252 and $3,196, respectively.

NOTE 5 - INTANGIBLE ASSETS
At December 31, 2009 and 2008, intangible assets consisted of the following:

	2009	2008
Intangible assets subject to amortization:
Patents –gross	$572,817	$203,377
Less accumulated amortization	6,745	2,239
Patents-net	$566,072	$201,138

Intangible assets not subject to amortization:
Trademarks	$144,672	$94,564

Amortization expense for total intangible assets for the years ended December 31, 2009 and 2008, amounted to $4,506, and $1,802, respectively.

Approximate future amortization expense for the five fiscal years and thereafter subsequent to December 31, 2009 was as follows:

2010	$4,616
2011	$5,035
2012	$5,035
2013	$5,035
2014	$5,035
Thereafter	$541,316

NOTE 6 – NOTES PAYABLE
	December 31,
Notes payable consist of the following:	2009	2008
Note payable, unsecured,- interest accrues at 4%, with interest and principal due at maturity, on July 24, 2007. The note plus interest was converted into 123,436 restricted shares on August 25, 2009	$-	$30,145
Notes payable, unsecured, to officer at 5% interest, payable upon demand	35,400	-
Note payable, unsecured, to shareholder at 5% interest, payable upon demand	26,250	-
Note payable, unsecured, to officer at 12% interest, payable upon demand	18,867	-
Note payable, unsecured, to officer at 5% interest, payable upon demand	205,111	0
	285,628	$30,145
Less current portion	266,761	-
Long term portion (See Note 13)	18,867	-

PureSpectrum, Inc.
Notes to Financial Statements

NOTE 7 – CONVERTIBLE NOTES AND DEBENTURES PAYABLE
Convertible debt consists of the following:

	December 31,
	2009	2008
Convertible notes issued to two investors, net of discount of $125,000, see explanation (a) below.	$125,000	$-
Convertible note issued to an investor, see explanation (b) below.	213,985	-
Convertible debentures issued to 16 investors, net of discount of $1,037,700, see explanation (c)	115,300	-
	454,285	-
Less current portion	388,285	-
Long term portion (see Note 13)	66,000	-

(a)
On January 27, 2009, the Company issued two convertible notes in the amount of $125,000 each.  The notes are repayable on demand any time after July 31, 2009 at 110% of the face value of $125,000, unless converted.  The notes are convertible into shares of common stock at any time after July 31, 2009 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share. Concurrently with the financing transactions, the Company also issued the two investors warrants with a four-year term as follows:  2,000,000 warrants exercisable at $1.00, 2,000,000 warrants exercisable at $1.25 and 2,000,000 warrants exercisable at $1.50 in total.  The issuance of the warrants resulted in the Company recording a debt discount of $96,750 at the date of issuance which was amortized to interest expense, in accordance with US GAAP.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $153,250 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP.

On December 22, 2009, the convertible notes due July 31, 2009 were extended to January 27, 2010. As a result, additional debt discount of $250,000 was recorded in 2009, of which $125,000 of this additional debt discount was amortized to interest expense through December 31, 2009.

(b)
On June 17, 2009, the Company issued a convertible note in the amount of $131,250.  The note is repayable upon on demand and is convertible into shares of common stock at $0.25 per share.  In addition, since this note is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $131,250 was recorded with the notes as a discount to the convertible debt and was amortized as interest expense, in accordance with US GAAP.

On August 14, 2009, the note of $131,250 plus accrued interest of $7,735 for a total of $138,985 was cancelled.  On the same date, the note holder loaned the Company an additional $75,000 and a new note was issued for $213,985.  The new note is repayable upon acquiring financing by the Company or on demand any time after January 1, 2010 with interest accruing at the rate of 8% per annum from September 30, 2009. The note is convertible into shares of common stock at $0.20 per share. In addition, since this note is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $106,993 was recorded with the new note as a discount to the convertible debt and was amortized as interest expense over the one and one-half month period to the conversion date, in accordance with US GAAP.  The interest expense for the amortization of aggregate debt discount through December 31, 2009 was $238,243.

PureSpectrum, Inc.
Notes to Financial Statements

Subsequent to the balance sheet date, on March 31, 2010, this note was cancelled and reissued, with the principal balance of $231,746 and a maturity date of September 30, 2010.

(c)
In August 2009 the Company sold in a private placement $1,585,000 in 3 year, 8% convertible debentures due December 31, 2012. The debentures are convertible into shares of common stock at $0.15 per share. In November 2009, $432,000 of the convertible debentures were converted into 2,880,000 of common stock. In addition since the convertible debentures are convertible into equity at the option of the debenture holder at beneficial conversion rates, $1,585,000 was recorded as a discount to the convertible debt, in accordance with US GAAP and will be amortized as interest expense over the 40 month term of the notes or on conversion whichever comes first.  The interest expense for the amortization of debt discount through December 31, 2009 was $547,300.

NOTE 8 – OPTIONS AND WARRANTS
Options and warrants generally vest immediately upon grant.  The Company has historically issued warrants related to raising capital.  As of December 31, 2009, the Company has 15,980,713 options outstanding and exercisable and 17,500,000 warrants outstanding and exercisable.

Information about stock options and warrants outstanding at December 31, 2009 and 2008 is summarized below:

	Shares		Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at January 1, 2008	0	14,218,858	0	$0.037	0	3.0
Granted	0	27,175,000	0	$0.097	0	4.0
Exercised	0	(850,000)	0	$0.013	0	3.7
Canceled or Expired	0	0	0	0	0	0
Outstanding at December 31, 2008	0	40,543,858	0	$0.076	0	3.3
Exercisable at December 31, 2008	0	40,543,858	0	$0.076	0	3.3
Outstanding at December 31, 2008	0	40,543,858	0	$0.076	0	3.3
Granted	28,500,000	3,915,713	$0.465	$0.411	3.2	3.5
Exercised	(11,000,000)	(10,279,860)	$0.052	$0.017	3.0	1.2
Canceled or Expired	0	(18,198,998)	0	$0.128	0	2.7
Outstanding at December 31, 2009	17,500,000	15,980,713	$0.725	$0.139	3.4	2.8
Exercisable at December 31, 2009	17,500,000	15,980,713	$0.725	$0.139	3.4	2.8

NOTE 9 - DEFERRED ACQUISTION COSTS
The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed. The Company incurred $255,857 in costs associated with the filing of the S-4 and the completion of the C-Reorg. With the completion of the transaction on November 3, 2009, the Company charged the costs to general and administrative expenses.

PureSpectrum, Inc.
Notes to Financial Statements

NOTE 10 - OPERATING LEASES AND OTHER COMMITMENTS AND CONTINGENCIES
Rental of space, office and data processing equipment under operating leases were approximately $93,769 and $23,928 for the years ended December 31, 2009 and 2008, respectively. The approximate minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2009 are:

2010	$74,436
2011	16,424
2012	2,451
2013	2,451
2014	511
Thereafter	0
$96,273

On April 14, 2010, the Company was sued by a vendor who alleges that the Company has failed to pay $179,690 for certain marketing and advertising services rendered during March - November 2009.  At December 31, 2009, a total of $179,195 is included in the accounts payable balance.  The Company is in the process of engaging counsel to file an answer and otherwise dispose of this lawsuit.

Employment Agreements
Lee L. Vanatta.  Effective November 3, 2009, the Company assumed PSPM’s obligations under a five-year employment agreement, entered into by PSPM on October 1, 2008, with Mr. Vanatta to serve as its President and CEO.  Under the agreement, he is entitled to an annual base salary of $275,000, four weeks paid vacation and participation in all employee pension and welfare benefit plans offered by the Company.  Mr. Vanatta’s employment may be terminated by the Company for cause, i.e. (a) in the event of willful misconduct in the performance of his duties or conviction of a crime involving more turpitude, (b) upon ninety days notice if he is prevented from discharging his duties due to illness, accident or other disability for one or more periods totaling three months during any consecutive twelve month period or (c) upon not less than thirty days notice in the event of his material breach of the terms of the agreement.  The agreement prohibits Mr. Vanatta from competing with the Company for two years after termination of the agreement.  The agreement was amended, effective August 1, 2009, whereby Mr. Vanatta’s base salary was reduced to $217,000 per year.

William R. Norton.  Effective November 3, 2009, the Company assumed PSPM’s obligations under a five-year employment agreement, entered into by PSPM on October 1, 2008, with Mr. Norton to serve as its Executive Vice President and Secretary.  Under the agreement, he is entitled to an annual base salary of $225,000, four weeks paid vacation and participation in all employee pension and welfare benefit plans offered by the Company.  The agreement was amended, effective August 1, 2009, whereby Mr. Norton’s base salary was reduced to $185,000.  In all other respects, Mr. Norton’s employment agreement is identical to Mr. Vanatta’s.

Susan W. Norton.  Effective November 3, 2009, the Company assumed PSPM’s obligations under a five-year employment agreement, entered into by PSPM on July 1, 2009, with Mrs. Norton to serve as its Director of Finance/Controller.  Under the agreement, she is entitled to an annual base salary of $105,000, four weeks paid vacation and participation in all employee pension and welfare benefit plans offered by the Company.  In all other respects, Mrs. Norton’s employment agreement is identical to Mr. Vanatta’s.

PureSpectrum, Inc.
Notes to Financial Statements

NOTE 11 - RELATED PARTY TRANSACTIONS
During the first eight months of 2008, the Company subleased office space on a month to month basis from United Marketing Company, a related party owned by an officer of the Company.  United Marketing was also paid for marketing services provided during 2008 and 2009.  The related party marketing expenses for the first quarter of 2009 were $726.  The related party rent and marketing expense for the same period in 2008 were $3,750 and $4,798 respectively.  Beginning in September~~,~~ 2008 and through March~~,~~ 2009, the Company subleased office space to United Marketing Company.  The rent received in the first quarter of 2009 was $1,500.

A member of the Board of Directors is also a partner in the Company’s primary outside legal counsel. During 2009, the firm billed the Company $288,899 in legal fees and forgave past due invoices in the amount of $149,339.  The transaction was recorded as a gain on accounts payable settlement and is reflected in other income.

In January 2009, the Company’s President and CEO signed a personal guarantee for the convertible debt issued on January 27, 2009.

During 2009, an officer of the Company loaned the Company a total of $53,800 of which $18,400 was repaid on August 28, 2009.  The loan is payable upon demand and accrues interest at 5% per annum.

On November 23, 2009, an officer of the Company loaned $18,867 to the Company for working capital purposes.  The loan is payable on demand and has an interest rate of 12% per annum.  The loan agreement specifies that, on demand for repayment, the Company owes the officer the higher of the principal of $18,867 plus accrued interest, or an amount equal to the purchase price of shares of common stock of a New York Stock Exchange (“NYSE”) listed company (the “Index Company”), sold by the officer in order to provide the loan to the Company, at the time of repayment.  On December 31, 2009 the outstanding loan balance plus accrued interest was $29,942, which reflects the purchase price of the common shares of the Index Company on such date.

On December 22, 2009, the Company consummated a transaction with each of the holders of the $125,000 convertible promissory notes described in Note 7.  The transaction consisted of an agreement by the holders to extend the note’s maturity date to January 27, 2010 and, in exchange, the issuance by the Company to the holder a total of 3,000,000 warrants to purchase shares of common stock with an expiration date of January 27, 2013, 1,000,000 of which are exercisable at $1.00 per share, 1,000,000 exercisable at $1.25 per share and 1,000,000 exercisable at $1.50 per share.  As part of this exchange, each holder acquired in a private transaction 7,500,000 warrants from certain officers of the Company.  The exercise price of these warrants was reset at $0.025333 per share and were immediately exercised, each yielding $190,000 in proceeds to the Company during December 2009 and January 2010.

In December 2009, an officer provided $205,111 in loans to the Company.  The loans are payable upon demand and accrue interest at 5% per annum payable quarterly.

NOTE 12 - INCOME TAXES will be updated
The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences and attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  The effect of deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date.

PureSpectrum, Inc.
Notes to Financial Statements

The provision for income taxes charged to operations for the two years ended December 31, 2009 and 2008, consisted of the following:

	2009	2008
Current:
Federal	$ 0	$ 0
State	0	0
Total Current	0	0
Deferred:
Federal	0	0
State	0	0
Total deferred	0	0

Total tax benefit	$ 0	$ 0

Income tax expense differs from the amounts computed by applying the effective income tax rate to pretax income as a result of approximately the following:

	2009	2008
Computed “expected” tax expense (benefit):	$(2,487,401)	$(1,547,256)
Increase (reduction) in income taxes resulting from:
State income taxes (benefit)	(403,175)	(265,244)
Nondeductible Expenses	202,741	99,000

Change in valuation allowance	2,687,835	1,713,500
Total tax benefit	$0	$0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets, current:
Acccrued Vacation	$20,063	$15,800

Deferred tax assets and (liabilities), non-current:
Share-based payments	635,078	709,800
Original issue debt discounts - BCF	(507,802)	-
Amortization	1,802	0
Fixed Assets	(8,552)	0
Net operating loss	3,728,633	1,948,800
	3,849,159	2,658,600

Valuation allowance	(3,869,222)	(2,674,400)
	$-	$-

PureSpectrum, Inc.
Notes to Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As of December 31, 2009, based upon the levels of historical taxable income and projections of future taxable income over which the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not be able to realize the benefits of some of these deductible differences.  Accordingly, a valuation allowance of $3,869,222 has been provided in the accompanying financial statements as of December 31, 2009.  The 2009 net change in valuation allowance related to deferred tax assets was an increase of $1,194,822 primarily relating to net operating loss carryforwards.

At December 31, 2009, the Company has federal and state tax net operating loss carryforwards of approximately $9,321,583.  The federal tax loss carryforward will expire through 2026, unless previously utilized.  The state tax loss carryforward will expire through 2026, unless previously utilized.  Pursuant to Internal Revenue Service Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

Accounting for Uncertainty in Income Taxes is determined based on US GAAP, which clarifies the accounting uncertainty in income taxes in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  US GAAP also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  As of December 31, 2009, the Company had no uncertain tax positions that require disclosure or accrual.

The Company may be subject to examination by the Internal Revenue Service (“IRS”) and the State of Georgia for calendar years 2006 through 2008.

NOTE 13 - SUBSEQUENT EVENTS
On January 6, 2010, the $18,867 loan, along with $11,075 in interest, made by an officer to the Company described in Notes 7 and 12, was converted into 732,380 shares of the Company’s common stock.

On January 6, 2010, 233,333 shares of common stock were issued upon the conversion of $35,000 in principal amount of convertible debentures.

In January 2010, 2,300,000 shares of common stock were sold in a private placement for $138,000 in cash proceeds.

PureSpectrum, Inc.
Notes to Financial Statements

In January 2010, an officer of the Company provided loans to the Company in the amount of $68,000, of which $5,000 was repaid in February, 2009.   The loan is payable on demand and accrues interest of 5% per annum payable quarterly.

On January 27, 2010, the Company repriced 2,000,000 warrants held by two investors from $1.00 and $1.50 to $0.04 per share on the condition that they exercise the warrants immediately.  The Company received $80,000 in cash upon the exercise of the warrants.

On January 28, 2010, two officers and an employee of the Company assigned 1,050,000 warrants (for no remuneration) in a private transaction to two investors.  The warrants were then repriced at $0.04 conditional on immediate exercise.  The Company received $44,000 in cash upon the exercise of the warrants.

On February 5, 2010 (the” Effective Date”), the Company entered into a preferred stock purchase agreement (the “Socius Agreement “) with Socius Capital Group, LLC, a Delaware limited liability company, doing business as Socius Energy Capital Group, LLC. (“Socius”). Pursuant to the Socius Agreement, the Company agreed to sell, and Socius agreed to purchase, in one or more purchases from time to time (“Tranches”) in the Company’s sole discretion, up to 500 shares of Series A Preferred Stock (the “Series A Preferred Shares’) at a purchase price of $10,000 per share, for an aggregates purchase price of up to $5,000,000, and five-year warrants (“Socius Warrants”) to purchase shares in the Company’s common stock with an aggregate exercise price equal to 135% of the purchase price paid by Socius for the Series A Preferred Shares, at an exercise price per share equal to the closing bid price of the Company’s common stock on the date the Company provides notice of such Tranche. The Socius Warrants are to be issued in replacement of the five-year warrants to purchase 107,142,857 shares of common stock, with an exercise price per share of $0.063, the Company issued to Socius on the Effective Date.  These warrants represent the maximum number of Socius warrants that might me issued if the company actually agrees to sell and Socius purchases the entire $5,000,000 in Series A Preferred Shares in one or more Tranches.  In other words, none of the warrants to purchase 107,142,847 shares are currently exercisable and if the Company does not sell any Series A Preferred Shares none of these warrants or any Socius warrants will ever become exercisable.

The Company agreed to pay Socius a commitment fee of $250,000 (the “Commitment Fee”) at the earlier of the closing date of the first Tranche or the six month anniversary of the Effective Date, payable at the Company’s election in cash or common stock at a rate equal to the average of the daily trading prices of the common stock on the five trading days preceding the payment date.

The Company agreed to use its best efforts to file within 30 days of the Effective Date, and cause to become effective as soon as possible thereafter, a registration statement with the Securities and Exchange Commission for the resale of all shares of common stock issuable pursuant to the Socius Agreement, including the shares of common stock underlying the Socius Warrants, and shares issuable in payment of the Commitment Fee.  As of April 12, 2010, the Company has not yet filed this registration statement with the SEC and no Series A Preferred Shares were sold to Socius.

On February 5, 2010, the Company filed a certificate of designation for the Series A Preferred Stock whereby the shares thereof shall, with respect to dividends, rights upon liquidation, winding up or dissolutions, rank (i) senior to the Company’s common stock, and any other class or series of preferred stock of the Company and (ii) junior to all existing and future indebtedness of the Company. In addition, the shares of Series A Preferred Stock (a) shall accrue dividends at a rate of 10% per annum, payable in such shares, (b) shall not have voting rights, and (c) may be redeemed at the Company’s option, commencing four years from the issuance date at a price per share of (i) $10,000 per share plus accrued but unpaid dividends (the “Series A Liquidation Value”), or (ii) at a price per share of 127% of the Series A Liquidation if redeemed on or after the first anniversary but prior to the second anniversary of the initial  issuance date,  118% of the Series A Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and 109% of the Series A Liquidation Value if redeemed on or after the third anniversary date but prior to the fourth anniversary of the initial issuance date.

PureSpectrum, Inc.
Notes to Financial Statements

On February 25, 2010, 1,037,735 shares of common stock of PSPM that had not been exchanged for shares of common stock of the Company were cancelled and deregistered in accordance with the terms of the C-Reorg Agreement. The deadline for the exchange expired on February 24, 2010.

On March 2, 2010, a director assigned 1,000,000 warrants with an exercise price of $0.13 per share (for no remuneration), and an officer assigned 756,500 warrants with an exercise price of $0.015 per share and 1,937,000 warrants with an exercise price of $0.15 per share (for no remuneration), both in private transactions, to an investor.  These warrants were re-priced at $0.0338 per share on the condition that they would be immediately exercised.  The warrants were immediately exercised and the Company received $125,000 in cash.

On March 5, 2010, the Company issued 1,485,714 shares of common stock in exchange for the cancellation of a $50,000 promissory note which had been issued in recognition of an account payable balance due to a vendor.

On March 12, 2010 the Company issued a secured convertible promissory note in the principal amount of $150,000.  The note is due September 12, 2010 and is convertible at any time after September 12, 2010 to common stock at 50% of the average daily closing prices of the Company’s stock for the five consecutive trading days before the conversion date, but not to exceed $0.25 per share.  The note is secured by the Company’s tangible and intangible assets (other than patents and trademarks).  In conjunction with the issuance of the note, the Company issued to the lender four year stock purchase warrants as follows:  3,000,000 with an exercise price of $1.00 per share, 3,000,000 with an exercise price of $1.25 per share, and 3,000,000 with an exercise price of $1.50 per share.

On March 25, 2010, the Company issued 7,765,235 shares of common stock to the holder of one of the $125,000 convertible promissory notes described in Note 9 in satisfaction of $155,305 in outstanding principal and accrued but unpaid interest as of such date.

On March 25, 2010, the Company also issued 1,515,235 shares of common stock to the holder of the other $125,000 convertible promissory note described in Note in satisfaction of $30,305 in accrued but unpaid interest as of such date.

On March 26, 2010, the Company entered into a stock purchase agreement for the purchase of 8,571,439 shares of common stock for $150,000.

Also on March 26, 2010, the Company issued 10,000,000 shares of common stock in exchange for the cancellation of a $150,000 promissory note which had been issued in recognition of an account payable balance due to a vendor.

PureSpectrum, Inc.
Notes to Financial Statements

On April 1, 2010, the Company issued an Amended and Restated Secured Convertible Promissory Note which amended the Note issued to the same party in January 2009 in the amount of $125,000 plus an additional $150,000.  The note is due April 1, 2011 and is convertible at any time after April 1, 2011 to common stock at 50% of the average daily closing prices of the Company’s stock for the five consecutive trading days before the conversion date, but not to exceed $0.25 per share.  The note is secured by the Company’s tangible and intangible assets (other than patents and trademarks).  In conjunction with the issuance of the note, the Company issued to the lender four year stock purchase warrants as follows:  3,000,000 with an exercise price of $1.00 per share, 3,000,000 with an exercise price of $1.25 per share, and 3,000,000 with an exercise price of $1.50 per share.

On April 6, 2010, the Company issued 4,444,444 shares of common stock in exchange for the cancellation of a $100,000 promissory note which had been issued in recognition of an account payable balance due to a vendor.

On April 7, 2010, the Company issued 4,444,444 shares of common stock in exchange for the cancellation of $100,000 in promissory notes which had been issued in recognition of account payable balance due to four vendors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURESPECTRUM, INC.
(Registrant)

By:	/S/ Lee L. Vanatta
Name: Lee L. Vanatta
Title: President and Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2010

By:	/S/ Susan W. Norton
Name: Susan W. Norton
Title: Vice President and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Lee L. Vanatta Lee L. Vanatta	President and Director [Principal Executive Officer]	April 15, 2010

/S/ David Michael Conner David Michael Conner	Director	April 15, 2010

/S/ Bill G. Garlen Bill G. Garlen	Director	April 15, 2010

/S/ Robert E. James, II Robert E. James, II	Director	April 15, 2010

/S/ Peter w. Krull Peter W. Krull	Director	April 15, 2010

/S/ William R. Norton William R. Norton	Executive Vice President and Director	April 15, 2010

Director
Frank A. Slotin