Form 10-Q
period 2010-03-31
PURESPECTRUM, INC.
filed 2010-05-24
CIK 1415306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                   Form 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended March 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

                      Commission File Number: 333-1418158

                               PURESPECTRUM, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                        41-2233202
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                              340 Eisenhower Drive
                            Building 600, Suite 610
                            Savannah, Georgia 31406
       -----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:       (912) 961-4980

                            -----------------------

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes  [X ]  No  [  ]


Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X ]

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   YES  [  ]   NO  [X ]

Common Stock $0.0001 Par Value as of March 31, 2010: 282,000,885 shares issued and outstanding.

                             Available Information
                             ---------------------

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

                               TABLE OF CONTENTS
                               -----------------

                                                                                       Page
                                                                                       ----

            PART I
ITEM 1.     Condensed Financial Statements (unaudited)
            Condensed Balance Sheets as of March 31, 2010 and December 31, 2009           1
            Condensed Statements of Operations for the Three Months Ended
            March 31, 2010 and 2009                                                       2
            Condensed Statements of Cash Flows for the Three Months Ended
            March 31, 2010 and 2009                                                       3
            Condensed Statements of Changes in Stockholders' Deficit for the Period
            From December 31, 2009 through March 31, 2010                                 4
            Notes to Condensed Financial Statements                                     5-8

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                    9
ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk (Not Applicable)  11
ITEM 4T.    Controls and Procedures                                                      11

            PART II
ITEM 1.     Legal Proceedings                                                            12
ITEM 1A.    Risk Factors (Not Applicable)                                                12
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds                  12
ITEM 3.     Defaults Upon Senior Securities                                              13
ITEM 4.     [Removed and Reserved]

 ITEM 5.    Other Information                                                            13
 ITEM 6.    Exhibits                                                                     13
            SIGNATURES                                                                   14

PART I

Item 1.  Condensed Financial Statements

                                              PureSpectrum, Inc.
                                            Condensed Balance Sheets

                                                                                                             December 31,
                                                                                           March 31, 2010        2009
                                                                                          ---------------  ---------------
                                                                                            (Unaudited)
                                                          Assets

Current Assets
  Cash                                                                                    $           250  $          609
  Accounts Receivables                                                                              3,916           3,146
  Inventory                                                                                     1,269,499       1,121,705
  Other Current Assets                                                                             52,034          42,529
                                                                                          ---------------  --------------
    Total Current Assets                                                                        1,325,699       1,167,989

Furniture & Equipment, net of accumulated depreciation                                            236,722         229,237

Other Assets
  Patents, net of accumulated amortization                                                        565,880         566,072
  Trademarks                                                                                      145,232         144,672
                                                                                          ---------------  --------------
    Total Assets                                                                          $     2,273,533  $    2,107,970
                                                                                          ===============  ==============

                                           Liabilities and Stockholders' Deficit

Current Liabilities
  Checks Drawn In Excess of Bank Balance                                                          110,106           4,706
  Accounts Payable                                                                                827,625       1,164,927
  Accrued Expenses                                                                                 75,098         106,855
  Payroll Liabilities                                                                              75,059          64,634
  Convertible Debt, current portion, net of discount $366,257 and $62,500, respectively           140,489         276,485
  Notes Payable-Related parties, current portion                                                  329,757         266,761
                                                                                          ---------------  --------------
    Total Current Liabilities                                                                   1,558,134       1,884,368
                                                                                          ---------------  --------------

Long-term Liabilities
  Accounts Payable, satisfied by common stock issuance                                            454,195         400,000
  Accrued expenses, satisfied by common stock issuance                                                  -          48,338
  Convertible Debt, net of discount of $0 and
  $94,000, respectively, satisfied by common stock issuance                                             -          66,000
  Notes Payable-Related parties, satisfied by common stock issuance                                     -          18,867
  Convertible Debentures, net of discount $922,350 and $1,006,200, respectively                   195,650         111,800
                                                                                          ---------------  --------------
    Total Long-term Liabilities                                                                   649,845         645,005
                                                                                          ---------------  --------------

Stockholders' Deficit
  Preferred Stock, $0.0001 Par Value, 50,000,000 Shares Authorized, No Shares Issued or
   Outstanding                                                                                          -               -
  Common Stock, $0.0001 Par Value, 900,000,000 Shares Authorized, 282,000,885 and
   215,455,090 Shares Issued and Outstanding at March 31, 2010 and December 31, 2009,
   respectively                                                                                    28,201          21,546
  Additional Paid In Capital                                                                   16,560,949      13,875,015
  Prepaid Loan Costs                                                                                    -        (106,805)
  Accumulated Deficit                                                                         (16,523,596)    (14,211,159)
                                                                                          ---------------  --------------
    Total Stockholders' Deficit                                                                    65,554        (421,403)
                                                                                          ---------------  --------------
    Total Liabilities and Stockholders' Deficit                                           $     2,273,533  $    2,107,970
                                                                                          ===============  ==============

The accompanying notes are an integral part of the condensed financial statements.

                               PureSpectrum, Inc.

                 Condensed Statements of Operations (Unaudited)

                                            For the three months ended March 31,
                                                 2010               2009
                                              -----------       -----------
Revenues                                      $     9,079       $         -

Cost of Goods Sold                                  6,497                 -
                                              -----------       -----------

Gross Profit on Sales                         $     2,582       $         -
                                              -----------       -----------

Expenses
  Share Based Compensation                        262,738                 0
  Research and Development                        131,743           168,092
  Other General and Administrative Expenses     1,210,756         1,156,389
                                              -----------       -----------
    Total Expense                               1,605,237         1,324,481
                                              -----------       -----------
  Net Loss from Operations                     (1,602,655)       (1,324,481)
                                              -----------       -----------

Other (Expense) Income
  Interest Income                                       -                 1
  Interest Expenses                              (709,782)         (134,016)
                                              -----------       -----------
    Total Other (Expense) Income                 (709,782)         (134,015)
                                              -----------       -----------
Net Loss                                      $(2,312,437)      $(1,458,496)
                                              ===========       ===========

Weighted Average Basic & Fully
  Diluted Outstanding Shares                  222,189,477       165,972,413

Basic & Fully Diluted Loss per Share          $     (0.01)      $     (0.01)

The accompanying notes are an integral part of the condensed financial statements.


                                     PureSpectrum, Inc.
                        Condensed Statements of Cash Flow (Unaudited)

                                                                       For the three months ended March 31
                                                                            2010               2009
                                                                       ---------------   -----------------
Operating activities
Net loss                                                               $   (2,312,437)   $     (1,458,496)
                                                                       ---------------   -----------------
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                              11,681               2,988
    Share based compensation                                                  262,738                   0
    Amortization of detachable warrants issued with convertible debt          378,410              74,010
    Amortization of the beneficial conversion feature                         173,864              51,083
    Services exchanged for common stock                                       135,000             242,400
    Stock issued for commitment fee collateral                                250,000
    Amortization of prepaid loan costs                                        106,805                   -
    Loss on disposal of assets                                                      -               2,854
    (Increase) decrease in:
      Accounts receivables                                                       (770)                  -
      Inventory                                                                 7,310                   -
      Other current assets                                                     (9,506)            (12,378)
    Increase (decrease) in:
      Accounts payable                                                       (240,027)            214,424
      Accrued expenses                                                         15,773             216,225
      Payroll liabilities                                                      10,425             (24,999)
                                                                       ---------------   -----------------
Total adjustments                                                           1,101,703             624,215
                                                                       ---------------   -----------------
Net cash used by operating activities                                      (1,210,734)           (834,281)
                                                                       ---------------   -----------------
Investing Activities
  Purchase of furniture and equipment                                         (17,718)            (90,052)
  Development of patents/trademarks                                                 -              10,038
                                                                       ---------------   -----------------
  Net cash used by investing activities                                       (17,718)            (80,014)
                                                                       ---------------   -----------------
`
Cash Flows from Financing Activities
  Increase in Checks Drawn in Excess of Bank Balance                          105,400                   -
  Proceeds from borrowing                                                     218,000             250,000
  Deferred stock sales                                                              -             394,500
  Repayment of borrowing                                                       (5,000)                  -
  Proceeds from issuance of common stock                                      329,593             390,000
  Proceeds from exercise of options and warrants                              580,100                   -
                                                                       ---------------   -----------------
  Net cash provided by financing activities                                 1,228,093           1,034,500
                                                                       ---------------   -----------------
Net (Decrease) Increase in Cash                                                   (359)            120,205

Cash at Beginning of Period                                                       609                 312
                                                                       ---------------   -----------------

Cash at End of Period                                                  $          250    $        120,517
                                                                       ---------------   -----------------
Supplemental disclosures of cash flow information and
  noncash investing and financing activities:
  Debt and accrued interest converted to common stock                  $      221,979    $              -
                                                                       ---------------   -----------------
  Satisfaction of accounts payable through issuance of common stock    $      200,000    $              -
                                                                       ---------------   -----------------
  Cancellation of PSPM shares not exchanged for PSRU shares            $            7    $              -
                                                                       ---------------   -----------------
  Detachable warrants issued with convertible debt                     $      271,763    $         96,750
                                                                       ---------------   -----------------
  Beneficial conversion feature of convertible debt                    $      406,416    $        153,250
                                                                       ---------------   -----------------
  Property and equipment additions included in accounts payable        $          422    $              -
                                                                       ---------------   -----------------
  Inventory additions included in accounts payable                     $      155,104    $              -
                                                                       ---------------   -----------------
  Intangible asset additions included in accounts payable              $        1,394    $        188,990
                                                                       ---------------   -----------------


The accompanying notes are an integral part of the condensed financial statements.

                                                   PureSpectrum, Inc.
                                Condensed Statements of Changes in Stockholders' Deficit
                              For the Period From December 31, 2008 through March 31, 2010

                                                                            Additional      Prepaid                      Total
                                                   Common       Common         Paid           Loan      Accumulated   Stockholders'
                                                   Shares       Amount      in Capital       Costs        Deficit       Deficit
                                                ------------------------------------------------------------------------------------
Balance - December 31, 2008                     161,576,019  $   161,576  $     6,509,750 $         -  $ (6,895,273) $     (223,947)
Effect of C-Reorganization on 12/31/08
balance as a result of a change in par value of
common stock from $0.001 to $0.0001                       -     (145,418)         145,418                                         -
Stock Issued for Cash                            13,757,446        1,376        2,380,556                                 2,381,932
Stock Issued for Services                        15,100,000        1,510          489,490                                   491,000
Share Based Compensation                                  -            -          770,342                                   770,342
Stock Issued upon Exercise of Warrants &
Options                                          20,018,190        2,002          537,492                                   539,494
Warrants issued with Beneficial Conversion
Feature associated with convertible debt                  -            -        2,579,408                                 2,579,408
Stock issued for convertible debentures
redeemed                                          2,879,999          288          431,712                                   432,000
Stock issued to debt conversion                     123,436           12           30,847                                    30,859
Effect of C-reorganization on common stock,
additional paid in capital and stockholders
deficit                                           2,000,000          200                -                                       200
Prepaid Loan Costs                                                                           (213,611)                     (213,611)
Less: Amortization                                                                            106,806                       106,806
Net Loss                                                  -            -                -                (7,315,886)     (7,315,886)
                                               -------------------------------------------------------------------------------------
Balance - December 31, 2009                     215,455,090  $    21,546  $    13,875,015 $  (106,805) $(14,211,159) $     (421,403)

Stock Issued for Cash (Unaudited)                12,571,312        1,257          328,336                                   329,593
Stock Issued for Services (Unaudited)             2,616,667          262          134,738                                   135,000
Share Based Compensation (Unaudited)                                              262,738                                   262,738
Issuance of warrants and BCF associated with
convertible debt (Unaudited)                                                      678,179                                   678,179
Stock issued upon exercise of warrants and
options (Unaudited)                              19,694,662        1,970          578,130                                   580,100
Stocks issued upon accounts payable and
debt conversion (Unaudited)                      21,498,564        2,150          419,829                                   421,979
Stock issued upon redemption of convertible
debentures (Unaudited)                              233,333           23           34,977                                    35,000
Stock issued for commitment fee collateral
(Unaudited)                                      10,000,000        1,000          249,000                                   250,000
Amortization of Prepaid Loan Costs
(Unaudited)                                                                                   106,805                       106,805
Cancellation of expired stock (Unaudited)           (68,743)          (7)               7                                         -

Net Loss (Unaudited)                                                                       (2,312,437)   (2,312,437)
                                               -------------------------------------------------------------------------------------
Balance - March 31, 2010 (Unaudited)            282,000,885  $    28,201  $    16,560,949 $         -  $(16,523,596) $       65,554
                                               =====================================================================================

The accompanying notes are an integral part of the condensed financial statements.


NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (US GAAP). All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the financial statements, have been included. The results of operations for the period ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009 included in PureSpectrum Inc.'s Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2010 presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company's management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (FASB) will have a material impact on the Company's current or future financial statements.

NOTE 3 - SUMMARY OF ORGANIZATION

PureSpectrum, Inc. (the "Company"), formerly International Medical Staffing, Inc., is a Delaware corporation incorporated on March 21, 2007. The Company is in the business of developing, marketing, licensing, and contract manufacturing of lighting technology for use in residential, commercial, and industrial applications worldwide.

The Company is authorized to issue 950 million shares, consisting of (a) 900 million shares of common stock, par value $0.0001 per share and (b) 50 million shares of preferred stock, par value $0.0001 per share, which may be issuable in one or more series. Each common share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2010, and December 31, 2009, there were 282,000,885 and 215,455,090 common shares issued and outstanding, respectively. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of March 31, 2010, and December 31, 2009, there were no shares of the Company's preferred stock issued or outstanding.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses from operations of $2,312,437 for the three months ended March 31, 2010. In addition, at March 31, 2010, the Company has an accumulated deficit of $16,523,596 and negative working capital of $232,435

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company recorded its first revenues in October 2009 and is no longer a development stage company. The Company has not yet generated sufficient working capital to support its operations. The Company's ability to continue as a going concern is dependent, among other things, on its ability to minimize costs, enter into revenue generating contracts and obtain additional revenues to eventually attain a profitable level of operations.

The Company has been engaged in developing, marketing, licensing, and contract manufacturing of fluorescent lighting technology for use in residential, commercial, and industrial applications worldwide. There can be no assurance that the Company will be successful in the commercialization of the fluorescent lighting technology that will generate sufficient revenues to sustain the operations of the Company.

Management plans to obtain additional capital investments to enable the Company to continue operations and increase revenues in 2010. There is no assurance that management will be able to successfully generate revenue and/or reduce expenses sufficient to attain profitability, or continue to attract the capital necessary to support the business.

NOTE 5 - NET LOSS PER SHARE

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

                                                                                          Three months ended
                                                                                               March 31,
                                                                                    -----------------------------
                                                                                         2010           2009
                                                                                    -------------   -------------
Actual
Numerator:
Net loss attributable to common stockholders                                        $ (2,312,437)   $ (1,458,496)
                                                                                    =============   =============
Denominator:
Weighted average common shares                                                       222,189,477      165,972,413
                                                                                    =============   =============
Basic net loss per common share                                                     $      (0.01)   $      (0.01)
                                                                                    =============   =============


Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Convertible debt                                                                      31,311,942       1,152,074
Common stock options                                                                   7,115,713      39,844,158
Common stock warrants                                                                 15,000,000       7,500,000
                                                                                    -------------   -------------


                                                                                      53,427,655      48,496,232
                                                                                    =============   =============


NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Notes payable consist of the following:

                                                                                    March 31, 2010     December 31, 2009
                                                                                  -----------------   -------------------
Notes payable, unsecured, to officer at 5% interest, payable upon demand           $        35,400     $          35,400

Note payable, unsecured, to shareholder at 5% interest, payable upon demand                 26,250                26,250

Note payable, unsecured, to officer at 12% interest, payable upon demand,
satisfied by common stock issuance                                                              -                 18,867

Note payable, unsecured, to officer at 5% interest, payable upon demand                    268,107               205,111
                                                                                  -----------------   -------------------
                                                                                           329,757               285,628

Less current portion                                                                       329,757               266,761
                                                                                  -----------------   ------------------

Long-term portion                                                                               -                 18,867
                                                                                  -----------------   ------------------

NOTE 7 ? CONVERTIBLE DEBT
Convertible debt consists of the following:

                                                                 March 31, 2010   December 31, 2009
                                                                 ---------------  -----------------
Convertible notes issued to investors, net of discount of $0 and $125,000, as of March 31, 2010 and December 31, 2009,
 respectively                                                    $       125,000  $         125,000
Convertible note issued to investor, net of discount of
 $231,746 and $0, as of March 31, 2010 and December 31, 2009,
 respectively                                                                  -            213,985
Convertible note issued to an investor, net of discount of
 $134,511 as of March 31, 2010                                            15,489                  -
Convertible debentures issued to investors, net of discount of
 $922,350 and $1,037,700, as of March 31, 2010 and December
 31, 2009, respectively                                                  195,650            115,300
                                                                 ---------------  -----------------
                                                                         336,139            454,285
Less current portion                                                     140,489            276,485
                                                                 ---------------  -----------------
Long-term portion                                                        195,650            177,800
                                                                 ===============  =================




NOTE 8 - OPTIONS AND WARRANTS

Options and warrants generally vest immediately upon grant. The Company has historically issued warrants related to raising capital. As of March 31, 2010, the Company has 7,355,713 options outstanding and exercisable and 15,000,000 warrants outstanding and exercisable.

Information about stock options and warrants outstanding at March 31, 2010 and December 31, 2009 is summarized below:

Information about stock options and warrants outstanding at March 31, 2010 and December 31, 2009 is summarized below:

                                                            Weighed Average Exercise  Weighed Average Remaining
                                          Shares                 Price Per Share           Contractual Life
                                 -------------------------  ------------------------  -------------------------
                                                 Stock                     Stock                      Stock
                                   Warrants     Options       Warrants    Options       Warrants     Options
                                 -------------------------  ------------------------  -------------------------
Outstanding at December 31, 2009    17,500,000  15,980,713          0.73        0.14          3.37         2.85
Granted                             15,550,000           -          0.74           -          3.30            -
Exercised                         (18,050,000) (3,875,000)          0.03        0.01          2.60         2.80
Cancelled or Expired                         - (4,750,000)             -        0.08             -         2.90
                                 -------------------------  ------------------------  -------------------------
Outstanding at March 31, 2010       15,000,000   7,355,713          1.25        0.23          3.88         2.96
Exercisable at March 31, 2010       15,000,000   7,355,713          1.25        0.23          3.88         2.96
                                 =========================  ========================  =========================


     The weighted average assumptions used to value stock based compensation in connection with the disclosure for warrants and stock options under the FASB Accounting Standards Codification Topic 718, "Compensation - Stock
Compensation,"  are  as  follows  for  the  period  ended  March  31,  2010:


                                                     Warrants      Options
                                                     --------      -------
     Risk free interest rate                           2.0%          2.2%
     Expected term                                     3.60 years    2.51 years
     Expected dividend yield                           0.0%          0.0%
     Expected Volatility                              54.3%         54.3%

NOTE 9 - OPERATING LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

Rental of office space and data processing equipment under operating leases were approximately $23,907 and $18,371 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

A member of the Board of Directors is also a partner in the firm that functions as the Company's primary outside legal counsel. During the three months ended March 31, 2010, the firm billed the Company $14,200 in legal fees.

In January 2010, an officer provided $68,000 in loans to and was repaid approximately $5,000 by the Company. The loans are payable upon demand and accrue interest at 5% per annum payable quarterly.

NOTE 11 - SUBSEQUENT EVENTS

On April 1, 2010, the Company issued an Amended and Restated Secured Convertible Promissory Note which amended the Note issued to the same party in January 2009 in the amount of $125,000 plus an additional $150,000 The note is secured by the Company's tangible and intangible assets (other than patents and trademarks). In conjunction with the issuance of the note, the Company issued to the lender four year stock purchase warrants as follows: 3,000,000 with an exercise price of $1.00 per share, 3,000,000 with an exercise price of $1.25 per share, and 3,000,000 with an exercise price of $1.50 per share. As of May 10, 2010, all debt has been converted to 15,876,623 shares of common stock.

In April 2010, the Company issued 12,638,888 shares of common stock in exchange for the cancellation of a $275,000 promissory note which had been issued in recognition of an account payable balance due to certain vendors.

On April 14, 2010, the Company was sued by a vendor who alleged that the Company failed to pay $179,690 for certain marketing and advertising services rendered during 2009. At March 31, 2010, a total of $179,195 is included in the accounts payable balance. On May 11, 2010, the company issued a promissory note for $190,000 in recognition of this balance plus interest and attorney fees, which was then cancelled in exchange for 14,615,384 shares of common stock.

On April 21, 2010, the Company issued an Amended and Restated Secured Convertible Promissory Note in the amount of $75,000. The note is due October 21, 2010 and is convertible at any time after April 21, 2010 to common stock at 50% of the average daily closing prices of the Company's stock for the five consecutive trading days before the conversion date, but not to exceed $0.25 per share and not to be lower than $0.001 per share. The note is secured by the Company's tangible and intangible assets (other than patents and trademarks). In conjunction with the issuance of the note, the Company issued to the lender four year stock purchase warrants as follows: 1,000,000 with an exercise price of $1.00 per share, 1,000,000 with an exercise price of $1.25 per share, and 1,000,000 with an exercise price of $1.50 per share.

On April 30, 2010, the Company issued a Secured Convertible Promissory Note in the amount of $75,000. The note is due October 29, 2010 and is convertible at any time after April 30, 2010 to common stock at 50% of the average daily closing prices of the Company's stock for the five consecutive trading days before the conversion date, but not to exceed $0.25 per share and not to be lower than $0.001 per share. The note is secured by the Company's tangible and intangible assets (other than patents and trademarks). In conjunction with the issuance of the note, the Company issued to the lender four year stock purchase warrants as follows: 1,000,000 with an exercise price of $1.00 per share, 1,000,000 with an exercise price of $1.25 per share, and 1,000,000 with an exercise price of $1.50 per share.

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

From time to time, including in this quarterly report, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "expects," "will continue," "believes," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Plan of Operation

During the first quarter of 2010, the Company continued its efforts to develop, identify and introduce high-quality, high-performance dimmable energy efficient lighting products, including multiple styles and wattages of Compact Fluorescent Lamps (CFL), dimmable electronic ballasts for linear fluorescent fixtures (LFL), dimmable LFLs and wireless lighting control systems for continuous dimming in LFLs. This product combination of CFL bulbs and LFL products is designed to address both the residential/retail consumer market and the commercial/industrial retrofit and new installation markets, both of which seek a combination of energy efficiency, reliable dimming capability and dependable longevity.

As previously reported, in the fall of 2009, we broadened our product development strategy from our effort to commercialize strictly proprietary CFLs and LFL products to include high performance CFL and LFL products and technologies made or developed by other manufacturers. As of the date of this report, nine of our proprietary CFLs and three of our proprietary LFL ballasts are undergoing UL? testing. In addition during the first quarter of 2010, we introduced several new nonproprietary products and established critical relationships with distributors and retailers within the lighting market. More specifically, we sold our first CFL offering, a non-proprietary 20-watt dimmable bulb, through online sources such as Amazon.com and thus far have received generally exemplary customer reviews while experiencing very few product returns. Through marketing and selling the 20-watt dimmable CFL, we believe that we have elevated awareness of the importance of dimming for energy efficient lighting with the view to positioning our brand as a leader in the dimmable energy efficient lighting category. Also, in preparation for the completion and introduction of the Company's full product line, we have disseminated pricing and terms/conditions for purchase to distributors nationwide. During the first quarter of 2010, the Company continued its preparation for large volume sales by finalizing a third party logistics agreement with Ferguson Enterprises, designed to guarantee timely nationwide fulfillment of purchase orders going forward.

With respect to the LFL products market, during the first quarter of 2010, we have undertaken to build relationships within the commercial/industrial marketplace by submitting multiple bids for retrofits and new installation projects utilizing our initial LFL product offerings, a step dimming ballast and dimming LFL fixtures. As large commercial/industrial facilities continue to search for greater energy efficiency, demand for dimmable LFLs is expected to continue to grow giving us a chance to be recognized as a leading provider of dimmable energy efficient commercial/industrial lighting.

These initiatives require time and working capital. As a result, the Company has yet to experience the sales volume that was anticipated during the first quarter of 2010. There is no assurance that the Company's expanded product development strategy will ultimately be successful in generating sufficient revenues to finance operations going forward, including the efforts to bring to market proprietary products.

Results of Operations

Revenues

For the three months ended March 31, 2010, we recognized $9,079 in revenues compared to no revenues for the three months ended March 31, 2009. Expenses

Expenses

For the three months ended March 31, 2010, our expenses were $1,605,237 compared with $1,324.481 for the three months ended March 31, 2009. These expenses were primarily comprised of professional and consulting fees ($389,877 for 2010 compared to $421,175 for 2009), compensation ($326,703 for 2010 compared to $199,517 for 2009), research and development expenses ($131,743 for 2010 compared to $168,092 for 2009), other general and administrative expenses ($331,553 for 2010 compared to $84,057 for 2009), as well as share based compensation ($262,738 for 2010 compared to an expense of $0 for 2009). The increases in most categories reflect an overall expansion of our business in 2010 in an effort to bring proprietary products to market and identifying, evaluating and entering into agreements to purchase and resell non-proprietary products.

Net Income (loss)

For the three months ended March 31, 2010, our net loss was $2,312,437 compared with a net loss of $1,458,496 for the three months ended March 31, 2009. This was due to the overall expansion of the company as discussed above.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2010 shows that we had $250 cash on hand. As of March 31, 2010, our current assets were $1,325,699 and our current liabilities were $1,558,134, resulting in negative working capital of $232,435. Assuming that the average monthly sales volume of our products during the first quarter of 2010 continues for the rest of 2010, we estimate that we will require approximately $4,500,000 to fund our operations for the calendar year 2010. During this quarter, we have raised approximately $1,128,000 through the exercise of warrants and the sale of shares of common stock and convertible notes in private placements. There is no assurance that we will be able to obtain the necessary funds required for continued operations. There is no assurance that additional financing will be available to us when needed or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to decrease or cease operations. The issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining additional loans, including commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Going Concern

Our financial statements contain a note regarding concern about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical  Accounting  Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates. Note 1 of the "Notes to Financial Statements" in our annual report on Form 10-K for the year ended December 31, 2009, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. For the period ended March 31, 2010, there were no significant changes to our critical accounting policies.

ITEM 3. - Quantitative  And Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4(T).  -  Controls and Procedures.

(a) Disclosure Controls and Procedures.

As of March 31, 2010, under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief
Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2010 as a result of the material weakness in internal control over financial reporting discussed below.

(b)  Changes  in  Internal  Control over Financial Reporting.

No change in the Company's internal control over financial reporting occurred during the three months ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except that on March 21, 2010, Gregory J. McLean, the Company's Chief Financial Officer, had resigned and was replaced by Susan W. Norton as Acting Chief Financial Officer.

Management's  Report on Internal Control  over  Financial  Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Vice President of Administration and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company's transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company's assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected.

The Company's management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, Management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2010, because of material weaknesses in its internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company's limited resources, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

PART II

ITEM 1. - Legal Proceedings

As of March 31, 2010, the Company was not involved in any legal proceedings. As described in Note 11 to the financial Statements included in this Report, the complaint filed by a vendor on April 14, 2010, was settled as of May 11, 2010.

ITEM 1A. Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2010, a $18,867 loan, together with $11,075 in interest, previously made by an officer to the Company, was converted into 732,380 shares of the Company's common stock. These shares of common stock were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

As previously reported, on February 5, 2010, the Company entered into a preferred stock purchase agreement with Socius Capital Group, LLC ("Socius"). In connection therewith, the Company issued to Socius 10,000,000 shares of common stock in payment of a $250,000 commitment fee. These shares of common stock were issued in a transaction exempt from registration under Section 4(2) of the Securities Act.

On March 9, 2010, March 29, 2010 and March 31, 1010, respectively, the Company issued 1,485,714, 7,765,235 and 1,515,235 shares of common stock, respectively, in exchange for the cancellation of promissory notes in the amounts of $73,771, $155,305 and $30,305, respectively, each of which had been issued in recognition of an account payable balance due to a vendor. These shares of common stock were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act.

On March 12, 2010 the Company issued a secured convertible promissory note in the principal amount of $150,000. The note is due September 12, 2010 and is convertible at any time after September 12, 2010 to common stock at 50% of the average daily closing prices of the Company's stock for the five consecutive trading days before the conversion date, but not to exceed $0.25 per share. The note is secured by the Company's tangible and intangible assets (other than patents and trademarks). In conjunction with the issuance of the note, the Company issued to the lender four year stock purchase warrants as follows:
3,000,000 with an exercise price of $1.00 per share, 3,000,000 with an exercise price of $1.25 per share, and 3,000,000 with an exercise price of $1.50 per share. These warrants were issued in a transaction exempt from registration under Section 4(2) of the Securities Act.

On March 18, 2010, the Company issued 2,100,000 and 100,000 shares of common stock, respectively, in exchange for services rendered. These shares were issued in transactions exempt from registration under section 4(2) of the Securities Act.

On March 29, 2010, the Company issued 10,000,000 shares of common stock in exchange for the forgiveness of $300,000 in indebtedness. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act.

On March 29, 2010, the Company issued 8,571,429 shares of common stock for $150,000 in cash. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act.

ITEM 3.  Defaults Upon Senior Securities

Not applicable

ITEM 4 - [Removed and Reserved]

ITEM 5. -  Other Information

There is no information that was required to be disclosed by the Company on Form 8-K during the first quarter of 2010, that was not reported.

ITEM 6. - Exhibits
             31.1     Certification of Chief Executive Officer
             31.2     Certification of Chief Financial Officer
             32.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURESPECTRUM, INC.

By:  /s/ Lee L. Vanatta                           By:  /s/ Susan W. Norton
   ---------------------------------------            ---------------------------------------
       Lee L. Vanatta                                   Susan W. Norton
       President and Chief Executive Officer            Vice President and Acting Chief Financial Officer
       (Principal Executive Officer)                   (Principal Financial and Accounting Officer)

DATE: May 24, 2010