Form 10-Q/A
period 2010-03-31
PURESPECTRUM, INC.
filed 2010-05-26
CIK 1415306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                  Form 10-Q/A

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X ]

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   YES  [  ]   NO  [X ]

Common Stock $0.0001 Par Value as of March 31, 2010: 282,000,885 shares issued and outstanding.

                             Available Information
                             ---------------------

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy, and information statements and other information regarding reporting companies. This Amended Quarterly Report of Form 10-Q/A is filed to correct several entries in (a) the Condensed Statement of Cash Flow (Unaudited) for the period ended March 31, 2009 and (b) the table setting forth information about stock options and warrants outstanding at March 31, 2009 and December 31, 2009 formign a part of Note 8 of the Notes to the Condensed Financial Statements."

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

                               PureSpectrum, Inc.

                 Condensed Statements of Operations (Unaudited)

                                            For the three months ended March 31,
                                                 2010               2009
                                              -----------       -----------
Revenues                                      $     9,079       $         -

Cost of Goods Sold                                  6,497                 -
                                              -----------       -----------

Gross Profit on Sales                         $     2,582       $         -
                                              -----------       -----------

Expenses
  Share Based Compensation                        262,738                 -
  Research and Development                        131,743           168,092
  Other General and Administrative Expenses     1,210,756         1,156,389
                                              -----------       -----------
    Total Expense                               1,605,237         1,324,481
                                              -----------       -----------
  Net Loss from Operations                     (1,602,655)       (1,324,481)
                                              -----------       -----------

Other (Expense) Income
  Interest Income                                       -                 1
  Interest Expenses                              (709,782)         (134,016)
                                              -----------       -----------
    Total Other (Expense) Income                 (709,782)         (134,015)
                                              -----------       -----------
Net Loss                                      $(2,312,437)      $(1,458,496)
                                              ===========       ===========

Weighted Average Basic & Fully
  Diluted Outstanding Shares                  222,189,477       165,972,413

Basic & Fully Diluted Loss per Share          $     (0.01)      $     (0.01)

The accompanying notes are an integral part of the condensed financial statements.


                                     PureSpectrum, Inc.
                        Condensed Statements of Cash Flow (Unaudited)

                                                                       For the three months ended March 31
                                                                            2010               2009
                                                                       ---------------   -----------------
Operating activities
Net loss                                                               $   (2,312,437)   $     (1,458,496)
                                                                       ---------------   -----------------
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                              11,681               2,988
    Share based compensation                                                  262,738                   -
    Amortization of detachable warrants issued with convertible debt          378,410              74,010
    Amortization of the beneficial conversion feature                         173,864              51,083
    Services exchanged for common stock                                       135,000             242,400
    Stock issued for commitment fee collateral                                250,000
    Amortization of prepaid loan costs                                        106,805                   -
    Loss on disposal of assets                                                      -               2,854
    (Increase) decrease in:
      Accounts receivables                                                       (770)                  -
      Inventory                                                                 7,310                   -
      Other current assets                                                     (9,506)            (12,378)
    Increase (decrease) in:
      Accounts payable                                                       (240,027)             83,871
      Accrued expenses                                                         15,773             204,386
      Payroll liabilities                                                      10,425             (24,999)
                                                                       ---------------   -----------------
Total adjustments                                                           1,101,703             624,215
                                                                       ---------------   -----------------
Net cash used by operating activities                                      (1,210,734)           (834,281)
                                                                       ---------------   -----------------
Investing Activities
  Purchase of furniture and equipment                                         (17,718)            (90,052)
                                                                       ---------------   -----------------
  Net cash used by investing activities                                       (17,718)            (90,052)
                                                                       ---------------   -----------------
`
Cash Flows from Financing Activities
  Increase in Checks Drawn in Excess of Bank Balance                          105,400                   -
  Proceeds from borrowing                                                     218,000             250,000
  Deferred stock sales                                                              -             394,500
  Repayment of borrowing                                                       (5,000)                  -
  Proceeds from issuance of common stock                                      329,593             390,000
  Proceeds from exercise of options and warrants                              580,100                   -
                                                                       ---------------   -----------------
  Net cash provided by financing activities                                 1,228,093           1,034,500
                                                                       ---------------   -----------------
Net (Decrease) Increase in Cash                                                  (359)            120,205

Cash at Beginning of Period                                                       609                 312
                                                                       ---------------   -----------------

Cash at End of Period                                                  $          250    $        120,517
                                                                       ---------------   -----------------
Supplemental disclosures of cash flow information and
  noncash investing and financing activities:
  Debt and accrued interest converted to common stock                  $      221,979    $              -
                                                                       ---------------   -----------------
  Satisfaction of accounts payable through issuance of common stock    $      200,000    $              -
                                                                       ---------------   -----------------
  Cancellation of PSPM shares not exchanged for PSRU shares            $            7    $              -
                                                                       ---------------   -----------------
  Detachable warrants issued with convertible debt                     $      271,763    $         96,750
                                                                       ---------------   -----------------
  Beneficial conversion feature of convertible debt                    $      406,416    $        153,250
                                                                       ---------------   -----------------
  Property and equipment additions included in accounts payable        $          422    $              -
                                                                       ---------------   -----------------
  Inventory additions included in accounts payable                     $      155,104    $              -
                                                                       ---------------   -----------------
  Intangible asset additions included in accounts payable              $        1,394    $        188,990
                                                                       ---------------   -----------------


The accompanying notes are an integral part of the condensed financial statements.

                                                   PureSpectrum, Inc.
                                Condensed Statements of Changes in Stockholders' Deficit
                              For the Period From December 31, 2008 through March 31, 2010

                                                                            Additional      Prepaid                      Total
                                                   Common       Common         Paid           Loan      Accumulated   Stockholders'
                                                   Shares       Amount      in Capital       Costs        Deficit       Deficit
                                                ------------------------------------------------------------------------------------
Balance - December 31, 2008                     161,576,019  $   161,576  $     6,509,750 $         -  $ (6,895,273) $     (223,947)
Effect of C-Reorganization on 12/31/08
balance as a result of a change in par value of
common stock from $0.001 to $0.0001                       -     (145,418)         145,418                                         -
Stock Issued for Cash                            13,757,446        1,376        2,380,556                                 2,381,932
Stock Issued for Services                        15,100,000        1,510          489,490                                   491,000
Share Based Compensation                                  -            -          770,342                                   770,342
Stock Issued upon Exercise of Warrants &
Options                                          20,018,190        2,002          537,492                                   539,494
Warrants issued with Beneficial Conversion
Feature associated with convertible debt                  -            -        2,579,408                                 2,579,408
Stock issued for convertible debentures
redeemed                                          2,879,999          288          431,712                                   432,000
Stock issued to debt conversion                     123,436           12           30,847                                    30,859
Effect of C-reorganization on common stock,
additional paid in capital and stockholders
deficit                                           2,000,000          200                -                                       200
Prepaid Loan Costs                                                                           (213,611)                     (213,611)
Less: Amortization                                                                            106,806                       106,806
Net Loss                                                  -            -                -                (7,315,886)     (7,315,886)
                                               -------------------------------------------------------------------------------------
Balance - December 31, 2009                     215,455,090  $    21,546  $    13,875,015 $  (106,805) $(14,211,159) $     (421,403)

Stock Issued for Cash (Unaudited)                12,571,312        1,257          328,336                                   329,593
Stock Issued for Services (Unaudited)             2,616,667          262          134,738                                   135,000
Share Based Compensation (Unaudited)                                              262,738                                   262,738
Issuance of warrants and BCF associated with
convertible debt (Unaudited)                                                      678,179                                   678,179
Stock issued upon exercise of warrants and
options (Unaudited)                              19,694,662        1,970          578,130                                   580,100
Stocks issued upon accounts payable and
debt conversion (Unaudited)                      21,498,564        2,150          419,829                                   421,979
Stock issued upon redemption of convertible
debentures (Unaudited)                              233,333           23           34,977                                    35,000
Stock issued for commitment fee collateral
(Unaudited)                                      10,000,000        1,000          249,000                                   250,000
Amortization of Prepaid Loan Costs
(Unaudited)                                                                                   106,805                       106,805
Cancellation of expired stock (Unaudited)           (68,743)          (7)               7                                         -

Net Loss (Unaudited)                                                                                    ( 2,312,437)    ( 2,312,437)
                                               -------------------------------------------------------------------------------------
Balance - March 31, 2010 (Unaudited)            282,000,885  $    28,201  $    16,560,949 $         -  $(16,523,596) $       65,554
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

NOTE 7 - CONVERTIBLE DEBT
Convertible debt consists of the following:

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
                                                                 ===============  =================




NOTE 8 - OPTIONS AND WARRANTS

Options and warrants generally vest immediately upon grant. The Company has historically issued warrants related to raising capital. As of March 31, 2010, the Company has 7,115,713 options outstanding and exercisable and 15,000,000 warrants outstanding and exercisable.

Information about stock options and warrants outstanding at March 31, 2010 and December 31, 2009 is summarized below:

Information about stock options and warrants outstanding at March 31, 2010 and December 31, 2009 is summarized below:

                                                            Weighed Average Exercise  Weighed Average Remaining
                                          Shares                 Price Per Share           Contractual Life
                                 -------------------------  ------------------------  -------------------------
                                                 Stock                     Stock                      Stock
                                   Warrants     Options       Warrants    Options       Warrants     Options
                                 -------------------------  ------------------------  -------------------------
Outstanding at December 31, 2009    17,500,000  15,980,713          0.73        0.14          3.37         2.85
Granted                             13,000,000   6,550,000          0.88        0.04          3.30            -
Exercised                          (11,500,000) (8,625,000)         0.03        0.03          2.60         2.80
Cancelled or Expired                (4,000,000) (6,790,000)         1.25        0.06             -         2.90
                                 -------------------------  ------------------------  -------------------------
Outstanding at March 31, 2010       15,000,000   7,115,713          1.25        0.23          3.88         2.96
Exercisable at March 31, 2010       15,000,000   7,115,713          1.25        0.23          3.88         2.96
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

As previously reported, in the fall of 2009, we broadened our product development strategy from our effort to commercialize strictly proprietary CFLs and LFL products to include high performance CFL and LFL products and technologies made or developed by other manufacturers. As of the date of this report, nine of our proprietary CFLs and three of our proprietary LFL ballasts are undergoing UL testing. In addition during the first quarter of 2010, we introduced several new nonproprietary products and established critical relationships with distributors and retailers within the lighting market. More specifically, we sold our first CFL offering, a non-proprietary 20-watt dimmable bulb, through online sources such as Amazon.com and thus far have received generally exemplary customer reviews while experiencing very few product returns. Through marketing and selling the 20-watt dimmable CFL, we believe that we have elevated awareness of the importance of dimming for energy efficient lighting with the view to positioning our brand as a leader in the dimmable energy efficient lighting category. Also, in preparation for the completion and introduction of the Company's full product line, we have disseminated pricing and terms/conditions for purchase to distributors nationwide. During the first quarter of 2010, the Company continued its preparation for large volume sales by finalizing a third party logistics agreement with Ferguson Enterprises, designed to guarantee timely nationwide fulfillment of purchase orders going forward.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURESPECTRUM, INC.

By:  /s/ Lee L. Vanatta                           By:  /s/ Susan W. Norton
   ---------------------------------------            ----------------------------------------------
       Lee L. Vanatta                                   Susan W. Norton
       President and Chief Executive Officer            Vice President and Acting Chief Financial Officer
       (Principal Executive Officer)                    (Principal Financial and Accounting Officer)

DATE: May 26, 2010