Form 10-Q
period 2010-06-30
PURESPECTRUM, INC.
filed 2010-08-23
CIK 1415306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                   Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              340 Eisenhower Drive
                            Building 600, Suite 610
                            Savannah, Georgia 31406
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (912) 721-3600

                                 --------------

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  [X]     No  [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [ ]
Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).          YES [ ]     NO [X]

Common Stock $0.0001 Par Value as of June 30, 2010: 351,691,363 shares issued and outstanding.

The Financial Statements included in this report have NOT been reviewed by the outside firm of Independent Public Accountants. An Amended return containing such review will be filed shortly.

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

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----
         PART I
ITEM 1.  Condensed Financial Statements (unaudited)
         Balance Sheets as of June 30, 2010 and December 31, 2009              1
         Statements of Operations for the Six Months Ended June 30, 2010
         and 2009                                                              2
         Statements of Cash Flows for the Six Months Ended June 30, 2010
         and 2009                                                              3
         Statements of Changes in Stockholders' Deficit for the Period From
         December 31, 2009 through June 30, 2010                               4
         Notes to Condensed Financial Statements                             5-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
         (Not Applicable)                                                     11
ITEM 4T. Controls and Procedures                                              11

         PART II
ITEM 1.  Legal Proceedings                                                    12
ITEM 1A. Risk Factors (Not Applicable)                                        12
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          12
ITEM 3.  Defaults Upon Senior Securities                                      12
ITEM 4.  [Removed and Reserved]
ITEM 5.  Other Information                                                    12
ITEM 6.  Exhibits                                                             12
         SIGNATURES                                                           13

PART I

Item 1.  Condensed Financial Statement

                                                    PureSpectrum, Inc.
                                                 Condensed Balance Sheets
                                                 ------------------------

                                                                                                        December 31,
                                                                                   June 30, 2010            2009
                                                                                   -------------        ------------
                                                                                    (Unaudited)

                                                          Assets
Current Assets
    Cash                                                                           $      10,497        $        609
    Accounts Receivables                                                                   2,938               3,146
    Inventory                                                                          1,289,587           1,121,705
    Other Current Assets                                                                  63,467              42,529
                                                                                   -------------        ------------
          Total Current Assets                                                         1,366,489           1,167,989

Furniture & Equipment, net of accumulated depreciation                                   242,812             229,237

Other Assets
    Patents, net of accumulated amortization                                             586,482             566,072
    Trademarks                                                                           164,110             144,672
                                                                                   -------------        ------------
          Total Assets                                                             $   2,359,893        $  2,107,970
                                                                                   =============        ============

                                            Liabilities and Stockholders' Deficit
Current Liabilities
    Checks Drawn In Excess of Bank Balance                                                     -               4,706
    Accounts Payable                                                                   1,324,261           1,164,927
    Accrued Expenses                                                                     285,089             106,855
    Payroll Liabilities                                                                  174,525              64,634
    Convertible Debt, current portion, net of discount $447,166 and $62,500,
    respectively                                                                         347,080             276,485
    Notes Payable-Related parties, current portion                                        61,650             266,761
                                                                                   -------------        ------------
          Total Current Liabilities                                                    2,192,605           1,884,368
                                                                                   -------------        ------------

Long-term Liabilities
    Accounts Payable, satisfied by common stock issuance                                       -             400,000
    Accrued expenses, satisfied by common stock issuance                                       -              48,338
    Convertible Debt, net of discount of $0 and $94,000, respectively, satisfied by
    common stock issuance                                                                      -              66,000
    Notes Payable-Related parties, satisfied by common stock issuance                          -              18,867
    Convertible Debentures, net of discount $838,500 and $1,006,200, respectively        279,500             111,800
                                                                                   -------------        ------------
          Total Long-term Liabilities                                                    279,500             645,005
                                                                                   -------------        ------------

Stockholders' Deficit
    Preferred Stock, $0.0001 Par Value, 50,000,000 Shares Authorized, No Shares
    Issued or Outstanding                                                                      -                   -
    Common Stock, $0.0001 Par Value, 900,000,000 Shares Authorized, 351691363
    and 215,455,090 Shares Issued and Outstanding at June 30, 2010 and December
    31, 2009, respectively                                                                35,170              21,546
    Additional Paid In Capital                                                        19,172,890          13,875,015
    Prepaid Loan Costs                                                                         -            (106,805)
    Accumulated Deficit                                                              (19,320,272)        (14,211,159)
                                                                                   -------------        ------------
          Total Stockholders ' Deficit                                                  (112,212)           (421,403)
                                                                                   -------------        ------------
          Total Liabilities and Stockholders' Deficit                              $   2,359,893        $  2,107,970
                                                                                   =============        ============

The accompanying notes are an integral part of the condensed financial statements.

                                                         PureSpectrum, Inc.
                                            Condensed Statements of Operations (Unaudited)

                                                             For the three months ended June 30,   For the six months ended June 30,
                                                                      2010            2009               2010            2009
                                                                 -------------   ------------       -------------   -------------

Revenues                                                         $       9,671   $          -       $      18,750   $           -

Cost of Goods Sold                                                      16,834              -              23,331               -
                                                                 -------------   ------------       -------------   -------------

Gross Profit on Sales                                            $      (7,163)  $          -       $      (4,581)  $           -
                                                                 -------------   ------------       -------------   -------------

Expenses
    Share Based Compensation                                           345,804        406,641             608,542         406,641
    Research and Development                                           117,347        156,481             249,090         324,573
    Other General and Administrative Expenses                        1,129,387      1,564,172           2,340,143       2,720,580
                                                                 -------------   ------------       -------------   -------------
          Total Expense                                              1,592,538      1,127,294           3,197,775       3,451,794
                                                                 -------------   ------------       -------------   -------------
    Net Loss from Operations                                        (1,599,701)    (2,127,294)         (3,202,356)     (3,451,794)
                                                                 -------------   ------------       -------------   -------------

Other (Expense) Income
    Interest Income                                                          -              1                                   1
    Gain on AP Settlem                                                  31,987        149,339              31,987         149,339
    Interest Expense                                                (1,228,962)      (164,326)         (1,938,744)       (298,342)
                                                                 -------------   ------------       -------------   -------------
          Total Other (Expense) Income                              (1,196,975)       (14,986)         (1,906,757)       (149,002)
                                                                 -------------   ------------       -------------   -------------
Net Loss                                                         $  (2,796,676)  $ (2,142,280)      $  (5,109,113)  $  (3,600,796)
                                                                 =============   ============       =============   =============

Weighted Average Basic & Fully Diluted Outstanding Shares          290,481,871    178,843,910         247,008,376     172,251,094

Basic & Fully Diluted Loss per Share                             $       (0.01)  $      (0.01)      $       (0.02)  $       (0.02)

                                                    PureSpectrum, Inc.
                                       Condensed Statements of Cash Flow (Unaudited)

                                                                                    For the six months ended June 30
                                                                                         2010                2009
                                                                                    ------------       ------------
Operating activities

    Net loss                                                                        $ (5,109,113)      $ (3,600,797)
                                                                                    ------------       ------------
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization                                                     24,834              7,521
        Share based compensation                                                         608,540            402,215
        Amortization of detachable warrants issued with convertible debt                 458,710             74,010
        Amortization of the beneficial conversion feature                              1,283,005            238,970
        Services exchanged for common stock                                              135,000            356,100
        Stock issued for commitment fee collateral                                       250,000
        Amortization of prepaid loan costs                                               106,805                  -
        Loss on disposal of assets                                                             -              2,854
        (Increase) decrease in:
            Accounts receivables                                                             208                  -
            Inventory                                                                    169,585                  -
            Other current assets                                                         (20,938)           (86,056)
        Increase (decrease) in:
            Accounts payable                                                              93,924            270,858
            Accrued expenses                                                             229,264            214,424
            Payroll liabilities                                                          109,891           (103,727)
                                                                                    ------------       ------------
    Total adjustments                                                                  3,448,828          1,584,623
                                                                                    ------------       ------------
    Net cash used by operating activities                                             (1,660,285)        (2,016,174)
                                                                                    ------------       ------------

Investing Activities
    Purchase of furniture and equipment                                                    2,186           (209,217)
                                                                                    ------------       ------------
    Development of Patents and trademarks                                                      -           (282,688)
    Net cash used by investing activities                                                  2,186           (491,905)
                                                                                    ------------       ------------

Cash Flows from Financing Activities
    Increase in Checks Drawn in Excess of Bank Balance                                    (4,706)                 -
    Proceeds from borrowing                                                              618,000            481,787
    Deferred stock sales                                                                       -             25,000
    Repayment of borrowing                                                                (5,000)                 -
    Proceeds from issuance of common stock                                               479,593          2,004,015
    Proceeds from exercise of options and warrants                                       580,100                  -
                                                                                    ------------       ------------
    Net cash provided by financing activities                                          1,667,987          2,510,802
                                                                                    ------------       ------------

Net (Decrease) Increase in Cash                                                            9,888              2,723

Cash at Beginning of Period                                                                  609                312

                                                                                    ------------       ------------
Cash at End of Period                                                               $     10,497       $      3,035
                                                                                    ============       ============

Supplemental disclosures of cash flow information and
    noncash investing and financing activities:
    Debt and accrued interest converted to common stock                             $    618,586       $          -
                                                                                    ============       ============
    Satisfaction of accounts payable through issuance of common stock               $    752,500       $          -
                                                                                    ============       ============
    Cancellation of PSPM shares not exchanged for PSRU shares                       $          7       $          -
                                                                                    ============       ============
    Detachable warrants issued with convertible debt                                $    352,063       $     96,750
                                                                                    ============       ============
    Beneficial conversion feature of convertible debt                               $  1,500,117       $    153,250
                                                                                    ============       ============
    Property and equipment additions included in accounts payable                   $     17,766       $          -
                                                                                    ============       ============
    Inventory additions included in accounts payable                                $    337,467       $          -
                                                                                    ============       ============
    Intangible asset additions included in accounts payable                         $     62,677       $    188,990
                                                                                    ============       ============

The accompanying notes are an integral part of the condensed financial statements.

                                                          PureSpectrum, Inc.
                                             Statements of Changes in Stockholders' Deficit
                                       For the Period From December 31, 2008 through June 30, 2010

                                                                                                                          Total
                                                 Common      Common    Additional Paid  Prepaid Loan   Accumulated    Stockholders'
                                                 Shares      Amount      in Capital        Costs          Deficit        Deficit
                                              --------------------------------------------------------------------------------------
Balance - December 31, 2008                   161,576,019  $  161,576  $     6,509,750  $          -  $ (6,895,273)   $    (223,947)

Effect of C-Reorganization on 12/31/08
balance as a result of a change in par value
of common s tock from $0.001 to $0.0001                 -    (145,418)         145,418                                            -
Stock Issued for Cash                          13,757,446       1,376        2,380,556                                    2,381,932
Stock Issued for Services                      15,100,000       1,510          489,490                                      491,000
Share Based Compensation                                -           -          770,342                                      770,342
Stock Issued upon Exercise of Warrants &
Options                                        20,018,190       2,002          537,492                                      539,494
Warrants issued with Beneficial Conversion
Feature associated with convertible debt                -           -        2,579,408                                    2,579,408
Stock issued for convertible debentures
redeemed                                        2,879,999         288          431,712                                      432,000
Stock issued to debt conversion                   123,436          12           30,847                                       30,859
Effect of C-reorganization on common stock,
additional paid in capital and stockholders
deficit                                         2,000,000         200                -                                          200
Prepaid Loan Costs                                                                         (213,611)                       (213,611)
Less: Amortization                                                                          106,806                         106,806
Net Loss                                                -           -                -                  (7,315,886)      (7,315,886)
                                              --------------------------------------------------------------------------------------
Balance - December 31, 2009                   215,455,090  $   21,546  $    13,875,015  $  (106,805)  $(14,211,159)   $    (421,403)

Stock Issued for Cash (Unaudited)              12,571,312       1,257          328,336                                      329,593
Stock Issued for Services (Unaudited)           2,616,667         262          134,738                                      135,000
Share Based Compensation (Unaudited)                                           608,541                                      608,541
Issuance of warrants and BCF associated
with convertible debt (Unaudited)                                            1,852,179                                    1,852,179
Stock issued upon exercise of warrants and
options (Unaudited)                            19,694,662       1,970          578,130                                      580,100
Stock issued upon debt conversion
(Unaudited)                                    91,189,042       9,119        1,511,967                                    1,521,086
Stock issued upon redemption of
convertible debentures (Unaudited)                233,333          23           34,977                                       35,000
Stock issued for commitment fee collateral
(Unaudited)                                    10,000,000       1,000          249,000                                      250,000
Amortization of Prepaid Loan Costs
(Unaudited)                                                                                 106,805                         106,805
Cancellation of expired stock (Unaudited)         (68,743)         (7)               7                                            -
Net Loss (Unaudited)                                                                                    (5,109,113)      (5,109,113)
                                              --------------------------------------------------------------------------------------
Balance - June 30, 2010 (Unaudited)           351,691,363  $   35,170  $    19,172,890  $         -   $(19,320,272)   $    (112,212)
                                              ======================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles US GAAP. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the financial statements, have been included. The results of operations for the period ended June 30, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009 included in PureSpectrum Inc.'s Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2010 presentation.

NOTE  2  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

The Company's management does not believe that recent codified pronouncements by the Financial Accounting Standards Board FASB will have a material impact on the Company's current or future financial statements.

NOTE 3 - SUMMARY OF ORGANIZATION

PureSpectrum, Inc. (the "Company"), formerly International Medical Staffing, Inc., is a Delaware corporation incorporated on March 21, 2007. The Company is in the business of developing, marketing, licensing, and contract manufacturing of lighting technology for use in residential, commercial, and industrial applications worldwide.

The Company is authorized to issue 950 million shares, consisting of (a) 900 million shares of common stock, par value $0.0001 per share and (b) 50 million shares of preferred stock, par value $0.0001 per share, which may be issuable in one or more series. Each common share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2010, and December 31, 2009, there were 351,691,363 and 215,455,090 common shares issued and outstanding, respectively. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 2010, and December 31, 2009, there were no shares of the Company's preferred stock issued or outstanding.

NOTE  4  -  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses from operations of $5,109,113 for the six months ended June 30, 2010. In addition, at June 30, 2010, the Company has an accumulated deficit of $19,320,272 and negative working capital of $826,114.

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


                                                                                         Six months ended
                                                                                             June 30,
                                                                                  -----------------------------
                                                                                       2010            2009
                                                                                  -------------   -------------
Actual
Numerator:
Net loss attributable to common stockholders                                      $  (5,109,113)  $  (3,600,796)
                                                                                  =============   =============

Denominator:
Weighted average common shares                                                      247,008,376     165,972,413
                                                                                  =============   =============

Basic net loss per common share                                                   $       (0.02)  $       (0.02)
                                                                                  =============   =============

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Convertible debt                                                                     78,202,568       1,152,074
Common stock options                                                                 40,288,738      39,844,158
Common stock warrants                                                                52,300,000       7,500,000
                                                                                  -------------   -------------
                                                                                    170,791,306      48,496,232
                                                                                  -------------   -------------

NOTE 6 - NOTES PAYABLE - RELATED PARTIES
Notes payable consist of the following:                                      June 30, 2010  December 31, 2009
                                                                             -------------  -----------------
Notes payable, unsecured, to officer at 5% interest, payable upon demand     $      35,400  $          35,400
Note payable, unsecured, to shareholder at 5% interest, payable upon demand         26,250             26,250
Note payable, unsecured, to officer at 12% interest, payable upon demand,
satisfied by common stock issuance                                                       -             18,867
Note payable, unsecured, to officer at 5% interest, payable upon demand                  -            205,111
                                                                             -------------  -----------------
                                                                                    61,650            285,628
Less current portion                                                                61,650            266,761
                                                                             -------------  -----------------
Long term portion                                                                        -             18,867
                                                                             -------------  -----------------

NOTE 7 - CONVERTIBLE DEBT
Convertible debt consists of the following:
                                                                                            June 30, 2010   December 31, 2009
                                                                                            -------------   -----------------
Convertible notes issued to investors, net of discount of $0 and $125,000, as of June 30,
2010 and December 31, 2009, respectively                                                    $           -   $         125,000
Convertible notes issued to investor, net of discount of $114,585 and $0, as of June 30,
2010 and December 31, 2009, respectively                                                          117,161             213,985
Convertible note issued to an investor, net of discount of $60,326 as of June 30                   89,674                   -
Convertible debentures issued to investors, net of discount of $838,500 and $1,037,700,
as of June 30, 2010 and December 31, 2009, respectively                                           279,500             115,300
Convertible notes issued to investor, net of discount of $47,281, as of June 30, 2010               2,719                   -
Convertible notes issued to investor, net of discount of $131,243, as of June 30, 2010             56,257                   -
Convertible notes issued to investor, net of discount of $93,730, as of June 30, 2010              31,270                   -
                                                                                            -------------   -----------------
                                                                                                  576,581             454,285
Less current portion                                                                               89,674             276,485
                                                                                            -------------   -----------------
Long term portion                                                                                 486,907             177,800
                                                                                            -------------   -----------------

NOTE  8  -  OPTIONS  AND  WARRANTS
Options and warrants generally vest immediately upon grant. The Company has historically issued warrants related to raising capital. As of June 30, 2010, the Company has 40,288,738 options outstanding and exercisable and 52,300,000 warrants outstanding and exercisable.

Information about stock options and warrants outstanding at June 30, 2010 and December 31, 2009 is summarized below:

                                                             Weighed Average Exercise   Weighed Average Remaining
                                           Shares                 Price Per Share           Contractual Life
                                  ------------------------   ------------------------   -------------------------
                                                  Stock                       Stock                      Stock
                                    Warrants     Options       Warrants      Options      Warrants      Options
                                  ------------------------   ------------------------   -------------------------
Outstanding at December 31, 2009   17,500,000   15,980,713           0.73        0.14           3.37         2.85
Granted                            50,300,000   39,723,025           0.97        0.03           3.63         2.26
Exercised                         (11,500,000)  (8,625,000)          0.03        0.03           2.78         2.38
Cancelled or Expired               (4,000,000)  (6,790,000)          1.25        0.08           2.83         2.17
                                  ------------------------   ------------------------   -------------------------
Outstanding at June 30, 2010       52,300,000   40,288,738           1.08        0.07           3.90         2.90
Exercisable at June 30, 2010       52,300,000   40,288,738           1.08        0.07           3.90         3.72
                                  ------------------------   ------------------------   -------------------------

NOTE  9  -  OPERATING  LEASES  AND  OTHER  COMMITMENTS  AND  CONTINGENCIES

Rental of office space and data processing equipment under operating leases were approximately $52,216 and $45,050 for the six months ended June 30, 2010 and 2009, respectively.

NOTE  10  -  RELATED  PARTY  TRANSACTIONS

A member of the Board of Directors is also a partner in the Company's primary outside legal counsel. During the six months ended June 30, 2010, the firm billed the Company $18,412 in legal fees.

NOTE 11 - SUBSEQUENT EVENTS

On July 1, 2010, the Company issued 3,424,658 shares of common stock in exchange for the debt purchase of $25,000.00 aged debt due to certain consultants.

On July 1, 2010, the Company issued 3,424,658 shares of common stock in exchange for the debt purchase of $25,000.00 aged debt due to certain consultants.

During the month of July, 2010, the company issued Common Stock Purchase Warrants that totaled 3,698,191 to employees as a normal course of business and to a Board Member in recognition of their service to the company

On July 12, 2010, the Company issued 2,705,479 shares of common stock at an investor's request to convert $18,750.00 plus $1,000.00 accrued but unpaid interest of an Amended and Restated Convertible Promissory Note in the principal amount of $37,500.00.

On July 9, 2010, the Company issued an Amendment to Common Stock Purchase Warrants to satisfy the account payable balance remaining from an Advance Agreement. The three original warrants, for a total amount of 1,000,000 shares each, were re-priced from their original price per share of $1.00, $1.25 and $1.50 to $0.0083. The Amendment required the immediate exercise of all
aforementioned warrants.   The Company issued the 3,000,000 available shares
from the re-priced warrants on July 14, 2010 satisfying the account payable balance.

On July 15, 2010, the Company issued a Promissory Note in the amount of $25,000. The Note is due August 15, 2010. In conjunction with the issuance of the Note, the Company issued to the lender a four year stock purchase warrant for 3,000,000 shares with an exercise price of $1.00 per share.

On July 15, 2010, the Company issued a Promissory Note in the amount of $25,000. The Note is due August 15, 2010. In conjunction with the issuance of the Note, the Company issued to the lender a four year stock purchase warrant for 3,000,000 shares with an exercise price of $1.00 per share.

On July 29, 2010, the Company issued 11,587,280 shares of common stock in exchange for the cancellation of a $231,745.60 Promissory Note.

On July 29, 2010, the Company issued an Amendment to Common Stock Purchase Warrants to satisfy the account payable balance remaining from an Advance Agreement. The three original warrants, for a total amount of 1,000,000 shares each, were re-priced from their original price per share of $1.00, $1.25 and $1.50 to $0.0083. The Amendment required the immediate exercise of all
aforementioned warrants.   The Company issued the 3,000,000 available shares
from the re-priced warrants on July 29, 2010 satisfying the account payable balance.

On August 3, 2010, the Company issued 2,817,404 shares of common stock at an investor's request to convert the remaining balance of an Amended and Restated Convertible Promissory Note.

On August 3, 2010, the Company issued a Promissory Note in the amount of $40,000. The Note is due September 3, 2010. In conjunction with the issuance of the Note, the Company issued to the lender a four year stock purchase warrant for 3,000,000 shares with an exercise price of $1.00 per share.

On July 7, 2010, the Company issued a Common Stock Purchase Warrant for a total of 150,000 shares as agreed to in a Consulting Agreement.

In August, 2010, the company issued Common Stock Purchase Warrants for a total of 14,700,000 shares to two investors retrospectively.

On August 13, 2010, the Company issued a Promissory Note in the amount of $40,000. The Note is due September 13, 2010.

On August 17, 2010 the Compahy issued 7,500,000 shares of common stock in exchange for the debt purchase of $15,000 aged debt due to certain consultants

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

From time to time, including in this quarterly report, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "hopes," "expects," "will continue," "believes," "estimates," "projects," or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Plan  of  Operation

During the second quarter of 2010 and subsequent weeks, the Company has continued its efforts to develop, identify and introduce high-quality, high-performance dimmable energy efficient lighting products. While steady progress has been made in several critical areas, a lack of financial resources has prevented the Company from advancing product development and achieving sales volume according to expectations and prior projections. As a result of the Company being unable to secure and allocate appropriate financial resources for and to product development and product manufacturing, the Company will not be able to meet its previously disclosed revenue projection of $66 million for 2010. As was disclosed in November 2009 and on several occasions subsequent to the initial release of the revenue projection, the expected revenue from sales was contingent upon the infusion of a minimum of $6 million in additional capital to finance the completion of product development, product manufacturing and product delivery as well as certain other operational costs. As of the date of this filing, the Company has raised substantially less than the $6 million which was needed to accommodate the product development schedules to enable the Company to generate the expected revenue. As a result, the Company's progress toward its goals has not been entirely interrupted but has been significantly impeded. The Company is continuing to pursue financing options which would provide the resources necessary to accelerate product manufacturing and delivery, but any revision to the revenue projection would be based on multiple contingencies at this time. The Company will release a formal revenue revision after funding has been secured and product delivery schedules can be finalized.

On July 6, 2010, the Company announced that it had entered into a letter of intent with Ultra-Tech Lighting, a New Jersey limited liability corporation, outlining a potential combination of the two energy efficient lighting companies. The initial terms of the proposed business combination were not released; as of this filing the transaction had not been completed but options to bring the transaction to closure were being explored. Due to the various scenarios which are being discussed between the two companies, no timeline for the completion of the transaction has been established.

During the second quarter, the Company established a foothold in New York's commercial real estate market through an electrical distributor that services the greater New York area. As a result of the efforts of the Company's sales staff and the distributor, several large commercial properties in New York initiated pilot programs to test the Company's step dimming ballasts and/or fixtures. New York City has embraced an institutional focus on enhancing energy efficiency in its private and municipal buildings, and PureSpectrum's step dimming has been marketed as an ideal cost effective solution which will provide immediate energy savings for commercial properties. The Company has received exceedingly positive feedback from its prospective customers and hopes that several of these properties to purchase ballasts, linear fluorescent fixtures or step-dimming systems (step dimming in conjunction with motion sensors) to either retrofit or replace existing lighting. Accordingly, the Company also hopes to be able to pursue more commercial leads with its distributor in New York and replicate this urban commercial property outreach in other metropolitan areas focused on energy consumption reduction. The quest for increased energy efficiency in commercial and industrial lighting applications is growing and demand for dimmable linear fluorescent lighting is expected to expand during the coming years. PureSpectrum has been able to bring an affordable dimming solution to market in one of the world's largest commercial markets, and the Company continues to work diligently on completing additional dimmable linear fluorescent products which would enable the Company to offer a diverse commercial/industrial product line and take advantage of demonstrated needs in the marketplace. Clearly, the completion of the product line is contingent upon the aforementioned infusion of capital, but the Company earnestly believes the goal of being recognized as a market leader for dimmable energy efficient lighting is within reach.

Product  development  and  manufacturing of both proprietary and non-proprietary
Compact Fluorescent Lamps (CFL) have been impacted by the Company's ongoing financial stress. Several of the Company's proprietary CFLs have successfully completed testing for approval by the Federal Communications Commission and been submitted for UL testing. However, the completion of UL testing will be dependent upon the availability of sufficient financial resources. During the second quarter and subsequent weeks, several non-proprietary CFL products have been added to PureSpectrum's product mix and been listed as Energy Star certified. Orders have been submitted to the Company's manufacturing partners in China in order to inventory those CFL products in the United States. But the execution and delivery of those orders will be contingent on the availability of sufficient funding to absorb the cost of production. The Company has continued to sell its 20-watt dimmable CFLs on Amazon.com and through its distributors, and customer feedback regarding the performance of the 20-watt bulb has been positive. The Company has sold thousands of bulbs through Amazon.com and experienced very few returns, and the Company has received reorders from several utilities and retailers that purchased the 20-watt. Through the reception the Company received during appearances at LightFair International and the National Hardware Retailers Show in Las Vegas in the second quarter, the Company has reaffirmed the existence of a demand and the diversity of applications for high quality, high performance specialty CFL bulbs in the marketplace. As a result of relationships that have been established with distributors, the Company believes interest in its dimmable CFLs will increase when the Company is capable of offering a full line of bulbs to include multiple styles and wattages which address varying consumer demands.

The inability of the Company to raise capital, the inability of the Company to manufacture its products as a result of the costs thereof or defects in either the design and/or manufacturing processes and the resulting inability of the Company to finance purchases of products have had a direct impact on the Company's ability to make significant progress towards its stated revenue goal. Although the Company has not met its own ambitious expectations for revenue generation thus far in 2010, the Company is confident that it can generate substantial revenue in 2010 given appropriate resources and the availability of its full product line.

However, there is no assurance that the Company's sales and fundraising efforts will prove successful in generating sufficient funding to finance operations going forward. Obviously, the Company's plan of operation also remains dependent on its access to additional investment capital. There is no assurance that the Company can achieve that access to capital within the necessary timeframe.

Results  of  Operations

Revenues

For the six months ended June 30, 2010, we recognized $18,750 in revenues compared to no revenues for the six months ended June 30, 2009.

Expenses

For the six months ended June 30, 2010, our expenses were $3,197,775 compared with $3,075,086 for the six months ended June 30, 2009. These expenses were primarily comprised of professional and consulting fees ($800,305 for 2010 compared to $921,917 for 2009), compensation ($689,931 for 2010 compared to $690,141 for 2009), research and development expenses ($249,090 for 2010 compared to 324,573 for 2009), other general and administrative expenses ($849,905 for 2010 compared to $731,814 for 2009), as well as share based compensation ($608,541 for 2010 compared to $406,641 for 2009). The increases in most categories reflect an overall expansion of our business in 2010 in an effort to bring proprietary products to market and identifying, evaluating and entering into agreements to purchase and resell non-proprietary products.

Income  (loss)

For the six months ended June 30, 2010, our net loss was $5,109,113 compared with a net loss of $3,375,522 for the six months ended June 30, 2009.

Liquidity  and  Capital  Resources

Our balance sheet as of June 30, 2010 shows that we had $10,497 cash on hand. As of June 30, 2010, our current assets were $1,366,489 and our current liabilities were$2,192,605, resulting in negative working capital of$826,114. Assuming that the average monthly sales volume of our products during the first six months of 2010 continues for the rest of 2010, we estimate that we will require approximately $4,500,000 to fund our operations for the calendar year 2010. During this quarter, we have raised approximately $1,678,000 through the exercise of warrants and the sale of shares of common stock and convertible notes in private placements. There is no assurance that we will be able to obtain the necessary funds required for continued operations. There is no assurance that additional financing will be available to us when needed or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to decrease or cease operations. The issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining additional loans, including commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Critical  Accounting  Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates. Note 1 of the "Notes to Financial Statements" in our annual report on Form 10-K for the year ended December 31, 2009, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. For the period ended June 30, 2010, there were no significant changes to our critical accounting policies.

ITEM  3.  -  Quantitative  And  Qualitative  Disclosures  About  Market  Risk

Not  applicable.

ITEM  4(T).  -  Controls  and  Procedures.

(a)     Disclosure  Controls  and  Procedures.

As of June 30, 2010, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2010 as a result of the material weakness in internal control over financial reporting discussed below.

(b)     Changes  in  Internal  Control  over  Financial  Reporting.

There have been no changes in the Company's processes and procedures during the six months ended June 30, 2010, that materially affected or is reasonably expected to materially affect the Company's internal control over financial reporting. However, Gregory K. Clements was appointed Chief Financial Officer on June 15, 2010.

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

The Company's management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, Management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2010, because of material weaknesses in its internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company's limited resources, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

PART  II

ITEM  1.  -  Legal  Proceedings

As  of  June  30,  2010,  the Company was not involved in any legal proceedings.

ITEM  1A.  Risk  Factors

Not  applicable.

ITEM  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

Not  applicable

ITEM  3.  Defaults  Upon  Senior  Securities

Not  applicable

ITEM  4  -  [Removed  and  Reserved]

ITEM  5.  -  Other  Information

There is no information that was required to be disclosed by the Company on Form 8-K during the second quarter of 2010, that was not reported.

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

PURESPECTRUM,  INC.

        By: /s/ Lee L. Vanatta              By: /s/ Gregory K. Clements
           -------------------                 ------------------------
           Lee L. Vanatta                        Gregory K. Clements
President and Chief Executive Officer          Chief Financial Officer
    (Principal Executive Officer)        (Principal Financial and Accounting
                                                       Officer)

DATE: August 23, 2010