Form 10-Q
period 2010-09-30
PURESPECTRUM, INC.
filed 2010-12-01
CIK 1415306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-1418158

PURESPECTRUM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2233202
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
118 Pipemakers Circle Suite 105 Pooler, Georgia 31322
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                  (912) 330-0108

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

Common Stock $0.0001 Par Value as of September 30, 2010: 389,150,842 shares issued and outstanding.

The Financial Statements included in this report have NOT been reviewed by the outside firm of Independent Public Accounts.

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

PART I

Item 1.  Condensed Financial Statements

PureSpectrum, Inc.
Condensed Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$2,414	$609
Accounts Receivables	1,035	3,146
Inventory	140,298	1,121,705
Other Current Assets	17,280	42,529
Total Current Assets	161,027	1,167,989

Furniture & Equipment, net of accumulated depreciation	230,603	229,237

Other Assets
Patents, net of accumulated amortization	587,865	566,072
Trademarks	164,110	144,672
Total Assets	$1,143,605	$2,107,970

Liabilities and Stockholders' Deficit
Current Liabilities
Checks Drawn In Excess of Bank Balance	-	4,706
Accounts Payable	1,579,501	1,164,927
Accrued Expenses	197,545	106,855
Payroll Liabilities	244,647	64,634
Convertible Debt, current portion, net of discount $103,767 and $62,500, respectively	446,234	276,485
Notes Payable, current poriton	224,305	-
Notes Payable-Related parties, current poriton	61,650	266,761
Total Current Liabilities	2,753,882	1,884,368

Long-term Liabilities
Accounts Payable, satisfied by common stock issuance	-	400,000
Accrued expenses, satisfied by common stock issuance	-	48,338
Convertible Debt, net of discount of $0 and $94,000, respectively, satisfied by common stock issuance	-	66,000
Notes Payable-Related parties, satisfied by common stock issuance	-	18,867
Convertible Debentures, net of discount $754,650 and $1,006,200, respectively	363,350	111,800
Total Long-term Liabilities	363,350	645,005

Stockholders' Deficit
Preferred Stock, $0.0001 Par Value, 50,000,000 Shares Authorized, No Shares Issued or Outstanding	-	-
Common Stock, $0.0001 Par Value, 900,000,000 Shares Authorized, 389,150,842 and 215,455,090 Shares Issued and Outstanding at September 30, 2010 and December 31, 2009, respectively	38,916	21,546
Additional Paid In Capital	19,981,473	13,875,015
Prepaid Loan Costs	-	(106,805)
Accumulated Deficit	(21,994,016)	(14,211,159)
Total Stockholders' Deficit	(1,973,627)	(421,403)
Total Liabilities and Stockholders' Deficit	$1,143,605	$2,107,970

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.
Condensed Statements of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Revenues	$11,603	$-	$30,353	$-

Cost of Goods Sold	10,091	-	33,422	-

Gross Profit on Sales	$1,512	$-	$(3,069)	$-

Expenses
Share Based Compensation	26,771	358,567	635,313	765,208
Research and Development	24,226	153,897	273,316	478,470
Other General and Administrative Expenses	466,231	844,872	2,806,374	3,565,433
Total Expense	517,228	1,357,336	3,715,003	4,809,111
Net Loss from Operations	(515,716)	(1,357,336)	(3,718,072)	(4,809,111)

Other (Expense) Income
Interest Income	-	(2)		-
Gain on AP Settlement	-	-	31,987	149,339
Inventory Impairment Write Down	(1,286,529)	-	(1,286,529)	-
Interest Expense	(871,498)	(864,978)	(2,810,242)	(1,163,320)
Total Other (Expense) Income	(2,158,027)	(864,980)	(4,064,784)	(1,013,981)
Net Loss	$(2,673,743)	$(2,222,316)	$(7,782,856)	$(5,823,092)

Weighted Average Basic & Fully Diluted Outstanding Shares	389,150,842	177,912,005	268,520,004	172,251,094

Basic & Fully Diluted Loss per Share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.
Condensed Statements of Cash Flow (Unaudited)

	For the six months ended June 30
	2010	2009
Operating activities
Net loss	$(7,782,856)	$(5,823,092)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	38,295	15,922
Share based compensation	635,311	760,782
Amortization of detachable warrants issued with convertible debt	458,710	891,096
Amortization of the beneficial conversion feature	2,114,566	908,299
Services exchanged for common stock	135,000	-
Stock issued for commitment fee collateral	250,000	-
Amortization of prepaid loan costs	106,805	-
Loss on disposal od assets	-	2,854
(Increase) decrease in:
Accounts receivables	2,111	-
Inventory	1,465,091	-
Other current assets	25,249	(359,456)
Increase (decrease) in:
Accounts payable	277,197	41,782
Accrued expenses	138,720	-
Payroll liabilities	180,013	40,929
Total adjustments	5,827,067	2,302,208
Net cash used by operating activities	(1,955,789)	(3,520,884)

Investing Activities
Purchase of furniture and equipment	(9,698)	(224,178)
Development of Patents and trademarks		(649,079)
Net cash used by investing activities	(9,698)	(873,257)

Cash Flows from Financing Activities
Increase in Checks Drawn in Excess of Bank Balance	(4,706)	-
Proceeds from borrowing	867,305	2,466,893
Deferred stock sales	-	10,000
Repayment of borrowing	(5,000)	(30,859)
Proceeds from issuance of common stock	479,593	2,416,195
Proceeds from exersice of options and warrants	630,100	-
Net cash provided by financing activities	1,967,292	4,862,229

Net (Decrease) Increase in Cash	1,805	468,088

Cash at Beginning of Period	609	312

Cash at End of Period	$2,414	$468,400

Supplemental disclosures of cash flow information and		-
noncash investing and financing activities:
Debt and accrued interest converted to common stock	$889,831	$-
Satisfaction of accounts payable through issuance of common stock	$817,501	$-
Cancellation of PSPM shares not exchanged for PSRU shares	$7	$-
Detachable warrants issued with convertible debt	$352,063	$987,846
Benefical conversion feature of convertible debt	$1,899,429	$1,061,549
Property and equipment additions included in accounts payable	$8,517	$-
Inventory additions included in accounts payable	$483,684	$-
Intangible asset additions included in accounts payable	$62,677	$304,515

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.
Statements of Changes in Stockholders' Deficit
For the Period From December 31, 2008 through September 30, 2010

	Common Shares	Common Amount	Additional Paid in Capital	Prepaid Loan Costs	Accumulated Deficit	Total Stockholders' Deficit
Balance - December 31, 2008	161,576,019	$161,576	$6,509,750	$-	$(6,895,273)	$(223,947)

Effect of C-Reorganization on 12/31/08 balance as a result of a change in par value of common stock from $0.001 to $0.0001	-	(145,418)	145,418			-
Stock Issued for Cash	13,757,446	1,376	2,380,556			2,381,932
Stock Issued for Services	15,100,000	1,510	489,490			491,000
Share Based Compensation	-	-	770,342			770,342
Stock Issued upon Exercise of Warrants & Options	20,018,190	2,002	537,492			539,494
Warrants issued with Beneficial Conversion Feature associated with convertible debt	-	-	2,579,408			2,579,408
Stock issued for convertible debentures redeemed	2,879,999	288	431,712			432,000
Stock issued to debt conversion	123,436	12	30,847			30,859
Effect of C-reorganization on common stock, additional paid in capital and stockholders deficit	2,000,000	200	-			200
Prepaid Loan Costs				(213,611)		(213,611)
Less: Amortization				106,806		106,806
Net Loss	-	-	-		(7,315,886)	(7,315,886)
Balance - December 31, 2009	215,455,090	$21,546	$13,875,015	$(106,805)	$(14,211,159)	$(421,403)

Stock Issued for Cash (Unaudited)	12,571,312	1,257	328,336	-	-	329,593
Stock Issued for Services (Unaudited)	2,616,667	262	134,738	-	-	135,000
Share Based Compensation (Unaudited)	-	-	635,312	-	-	635,312
Issuance of warrants and BCF associated with convertible debt (Unaudited)	-	-	2,251,491	-	-	2,251,491
Stock issued upon exercise of warrants and options (Unaudited)	25,694,662	2,570	627,530	-	-	630,100
Stock issued upon debt conversion (Unaudited)	122,648,521	12,265	1,845,066	-	-	1,857,331
Stock issued upon redemption of convertible debentures (Unaudited)	233,333	23	34,977	-	-	35,000
Stock issued for commitment fee collateral (Unaudited)	10,000,000	1,000	249,000	-	-	250,000
Amortization of Prepaid Loan Costs (Unaudited)	-	-	-	106,805	-	106,805
Cancellation of expired stock (Unaudited)	(68,743)	(7)	7	-	-	-
Net Loss (Unaudited)	-	-	-	-	(7,782,856)	(7,782,856)
Balance - June 30, 2010 (Unaudited)	389,150,842	$38,916	$19,981,472	$-	$(21,994,015)	$(1,973,627)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles US GAAP.  All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the financial statements, have been included.  The results of operations for the period ended September 30, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009 included in PureSpectrum Inc.'s Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2010 presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board FASB will have a material impact on the Company’s current or future financial statements.

NOTE 3 - SUMMARY OF ORGANIZATION

PureSpectrum, Inc. (the “Company”), formerly International Medical Staffing, Inc., is a Delaware corporation incorporated on March 21, 2007. The Company is in the business of developing, marketing, licensing, and contract manufacturing of lighting technology for use in residential, commercial, and industrial applications worldwide.

The Company is authorized to issue 950 million shares, consisting of (a) 900 million shares of common stock, par value $0.0001 per share and (b) 50 million shares of preferred stock, par value $0.0001 per share, which may be issuable in one or more series.  Each common share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 2010, and December 31, 2009, there were 389,150,842 and 215,455,090 common shares issued and outstanding, respectively. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of September 30, 2010, and December 31, 2009, there were no shares of the Company's preferred stock issued or outstanding.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses from operations of $7,782,856 for the nine months ended September 30, 2010.  In addition, at September 30, 2010, the Company has an accumulated deficit of $21,994,016 and negative working capital of $2,592,855.

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

	Nine months ended
	September 30,
	2010	2009
Actual
Numerator:
Net loss attributable to common stockholders	$(7,782,856)	$(5,823,092)

Denominator:
Weighted average common shares	268,520,004	172,251,094

Basic net loss per common share	$(0.03)	$(0.03)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Convertible debt	477,839,833	2,525,000
Common stock options	44,136,929	0
Common stock warrants	72,000,000	46,887,637
	593,976,762	49,412,637

NOTE 6 – NOTES PAYABLE - RELATED PARTIES
Notes payable consist of the following:
	September 30, 2010	December 31, 2009
Notes payable, unsecured, to officer at 5% interest, payable upon demand	$35,400	$35,400
Note payable, unsecured, to shareholder at 5% interest, payable upon demand	26,250	26,250
Note payable, unsecured, to officer at 12% interest, payable upon demand, satisfied by common stock issuance	-	18,867
Note payable, unsecured, to officer at 5% interest, payable upon demand	-	205,111
	61,650	285,628
Less current portion	61,650	266,761
Long term portion	-	18,867

NOTE 7 – CONVERTIBLE DEBT
Convertible debt consists of the following:

	September 30, 2010	December 31, 2009
Convertible notes issued to investors, net of discount of $0 and $125,000, as of September 30, 2010 and December 31, 2009, respectively	$-	$125,000
Convertible notes issued to investor, net of discount of $0 and $0, as of September 30, 2010 and December 31, 2009, respectively	0	213,985
Convertible note issued to an investor, net of discount of $ as of September 30, 2010	150,000	-
Convertible debentures issued to investors, net of discount of $754,650 and $1,037,700, as of September 30, 2010 and December 31, 2009, respectively	363,350	115,300
Convertible notes issued to investor, net of discount of $22,144, as of September 30, 2010	27,856	-
Convertible notes issued to investor, net of discount of $45,068, as of September 30, 2010	104,933	-
Convertible notes issued to investor, net of discount of $30,818, as of September 30, 2010	94,182	-
Convertible notes issued to investor, net of discount of $5,738, as of September 30, 2010	69,263
	809,584	454,285
Less current portion	446,234	276,485
Long term portion	363,350	177,800

NOTE 8 – OPTIONS AND WARRANTS

Options and warrants generally vest immediately upon grant.  The Company has historically issued warrants related to raising capital.  As of September 30, 2010, the Company has 44,136,929 options outstanding and exercisable and 72,000,000 warrants outstanding and exercisable.

Information about stock options and warrants outstanding at September 30, 2010 and December 31, 2009 is summarized below:

	Shares		Weighed Average Exercise Price Per Share		Weighed Average Remaining Contractual Life
		Stock		Stock		Stock
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at December 31, 2009	17,500,000	15,980,713	0.73	0.14	3.37	2.85
Granted	79,000,000	43,571,216	0.74	0.03	3.63	2.26
Exercised	(17,500,000)	(8,625,000)	0.02	0.03	2.78	2.38
Cancelled or Expired	(7,000,000)	(6,790,000)	1.25	0.08	2.83	2.17
Outstanding at September 30, 2010	72,000,000	44,136,929	0.75	0.06	3.90	2.90
Exercisable at September 30, 2010	72,000,000	44,136,929	0.75	0.06	3.58	3.61

NOTE 9 - OPERATING LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

Rental of office space and data processing equipment under operating leases were approximately $78,752 and $70,320 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

A member of the Board of Directors is also a partner in the Company’s primary outside legal counsel. During the nine months ended September 30, 2010, the firm billed the Company $29,200 in legal fees.

NOTE 11 - SUBSEQUENT EVENTS

On October 12, 2010, the Company issued two convertible notes in the amount of $25,000 each.  The notes are repayable on demand any time after April 12, 2010, unless converted.  The notes are convertible into shares of common stock at any time after April 12, 2010 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and not lower than $0.0001.

Item 1A.             Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2009.

ITEM 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

The Company is engaged in developing, marketing, licensing and contract manufacturing of fluorescent lighting technology for use in residential, commercial and industrial applications.

The quest for increased energy efficiency in commercial and industrial lighting applications is growing and demand for dimmable linear fluorescent lighting is expected to expand during the coming years. Our goal is to expand the product line, marketing efforts and sales of multiple lines of dimmable linear fluorescent products.  Our objective is to offer a diverse commercial/industrial product line and take advantage of demonstrated needs in the marketplace.   The Company believes interest in its dimmable CFLs will increase when the Company is capable of offering a full line of bulbs to include multiple styles and wattages which address varying consumer demands. Due to financial constraints, we have not been able to pursue these market opportunities and there can be no assurance that we will be able to implement our business strategy at any time in the future.

Our lack of working capital has adversely affected product development and manufacturing of both proprietary and non-proprietary Compact Fluorescent Lamps (CFL).  Several of the Company’s proprietary CFLs have successfully completed testing for approval by the Federal Communications Commission and been are ready for submittal to UL® for testing. However, the completion of UL® testing will be dependent upon the availability of sufficient financial resources.

We have not generated the anticipated revenues through our product distributors.  As such, our focus will be on Internet sales and other direct marketing methods.  In order to finance its ongoing operations, the Company executed multiple secured convertible promissory notes with several creditors.   The secured creditors filed U.C.C. security interests encumbering all of the Company’s assets now owned or hereafter acquired and the proceeds thereof.  The secured convertible promissory notes are in default.

On October 29, 2010, the Company entered a Forbearance Agreement with its secured creditors which provides in part and subject to satisfaction of designated conditions precedent for the secured creditors  to defer foreclosure proceedings until February 25, 2011.  In addition, the Company issued two million shares of the Company’s Series B preferred Shares to Barclay Lyons, LLC.   Each Series B preferred share entitles the holder thereof to five hundred (500) votes per share  and may vote on any action requiring any class of shares to vote.  As a result of the issuance of the two million shares of Series B preferred shares, Barclay Lyons has voting control over the Company’s operations.

Our current objective is to generate sufficient revenues to meet ongoing expenses.  In furtherance thereof, we intend to undertake the following:

•	Implement a marketing campaign to drive traffic to and expand exposure to the Company’s website located at www.purespectrum.com
•	Expand the number of internet sites selling our CFL by 12/31/10.
•	Develop the G2 and G3 generations of dimmable compact fluorescent bulbs.
•	Submit design patents.

The Company will continue to look into various financing opportunities.  However, there is no assurance that additional financing will be available to us when needed or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to decrease or cease operations.  The issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining additional loans, including commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments

Results of Operations:   For the Three and Nine Months ended September 30, 2010 and 2009

Revenues

For the three and nine months ended September 30, 2010 we had revenues of $11,603 and $30,353 respectively.  We did not have any sales during the comparable periods in 2009.

Expenses

For the three months ended September 30, 2010 and 2009, total expenses were $517,228 and $1,357,336 respectively.  For the nine months ended September 30, 2010 and 2009 total expenses were $3,718,072 and $4,809,111 respectively. These expenses consisted primarily of general and administrative expenses totaling $466, 231 and $844,872 for the three month period ended September 30, 2010 and 2009.  For the nine month periods ending September 30, 2010 and2009 these expenses were $2,806,374 and $3,565,433 respectively.  In order to preserve the Company’s limited cash, the Company has relied upon stock based compensation totaling $26,771 and $358,567 for the three months ended September 30, 2010 and 2009.  For the nine month periods ended September 30, 2010 and 2009 stock based compensation totaled $635,313 and $765,208 respectively.  The company also incurred $24,226 and $153,897 in research and development costs for the three month periods ended September 30, 2010 and 2009.  During the nine month period ended September 30, 2010 and 2009 research and development costs totaled $273,316 and $478,470 respectively.

Income (loss)

For the three months ended September 30, 2010 and 2009, our net loss from operations totaled $(515,716) and $(1,357,336) respectively.  For the nine month period ended September 30, 2010 and 2009 net loss from operations totaled $(3,718,072) and $(4,809,111).  Net losses for the three months ended September 30, 2010 and 2009 (inclusive of non-operating expenses of $871,498 and $864,978) totaled $(2,673,743) and $(2,222,316).  For the nine month period ended September 30, 2010 and 2009 (inclusive of non-operating expenses of $2,810,242 and $1,163,320) totaled $(7,782,856) and $(5,823,092) respectively.

Liquidity and Capital Resources

At September 30, 2010 we had current assets totaling $161,027 consisting primarily of inventory of $140,298.  We also have furniture and equipment of $230,603,  patents of $587,865 and trademarks totaling $164,110.  Total assets were $1,143,605.  Current liabilities totaled $2,753,882 consisting of accounts payable totaling $1,579,501, convertible debt of $446,234, payroll tax liability of $244,647 notes payable of $224,305 and notes payable to related parties totaling $61,650.   Our long term liabilities total $363,350.

At September 30, 2010 we had a working capital deficit of $2,592,855.   Unless we secure additional financings of which there can be no assurance it is unlikely that we will be able to satisfy our ongoing operations in which case we may cease operations.  If our secured creditors foreclosed on their security interests,  there can be no assurance that the sale of the Company’s assets will be sufficient to satisfy our secured creditor’s claims.

At December 31, 2009 current assets totaled $1,167,989 consisting primarily of inventory valued at $1,121,705.  We also had furniture and equipment of $229,237, patents totaling $566,072 and trademarks totaling $144,672.  Total assets were $2,107,970.  Current liabilities totaled $1,884,368 consisting of accounts payable totaling $1,164,927, convertible debt of $276,485, payroll tax liability of $64,634 and notes payable to related parties totaling $266,761.   Our long term liabilities total $645,005.

At December 31, 2009 we had a working capital deficit of $716,379.  The primary reason for the significant increase in our working capital deficit is attributable to an increase of approximately $400,000 in accounts payable, $180,000 in payroll tax liability and a decrease in inventory value of approximately $1,300,000 due to the recording of impairment write down.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates.  Note 1 of the “Notes to Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2009, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.  For the period ended September 30, 2010, there were no significant changes to our critical accounting policies.

ITEM 3. - Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. - Controls and Procedures.

(a)           Disclosure Controls and Procedures.

As of September 30, 2010, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, Gregory Clements, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2010 as a result of the material weakness in internal control over financial reporting discussed below.

(b)           Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s processes and procedures during the nine  months ended September 30, 2010, that materially affected or is reasonably expected to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company's transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company's assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected.

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, Management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2010, because of material weaknesses in its internal control over financial reporting.  In order to remedy this situation a secured creditor must approve all payments submitted by the company’s creditors.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company's limited resources, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

PART II

ITEM 1. - Legal Proceedings

As of September 30, 2010, the Company was not involved in any legal proceedings.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010 the company issued 6,000,000 common shares to satisfy warrant conversions.

Also, during the three months ended September 30, 2010, 17,110,163 common shares were issued to satisfy outstanding debt and another 14,349,316 shares of common stock was issued to satisfy outstanding accounts payable.

At all times relevant:

-  we gave the purchaser the opportunity to ask questions and receive answers concerning  the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of  the  limitations on resale of the securities.

ITEM 3.  Defaults Upon Senior Securities

Not applicable

ITEM 4. - [Removed and Reserved]

ITEM 5. -  Other Information

There is no information that was required to be disclosed by the Company on Form 8-K during the second quarter of 2010, that was not reported.

ITEM 6. - Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURESPECTRUM, INC.

By: /s/ Gregory Clements
Gregory Clements
President/CEO and CFO
(Principal Executive Officer)

DATE:  December 1, 2010