Form 10-K
period 2010-12-31
PURESPECTRUM, INC.
filed 2011-04-15
CIK 1415306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Address of principal executive offices and zip code)
(912) 351-4523
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Title of each Name of each exchange on which registered None Securities registered pursuant to Section 12(g) of the Act:
Title of each class Name of each exchange on which registered Common Stock, $0.0001 par value None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the Registrant on June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was $7,048,197 (based on the price at which shares of such common stock were last sold).  Shares of the Registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the Registrant have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court	☐	Yes	☐	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 11, 2011,  there were 531,650,842  shares of the Registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to PureSpectrum, Inc.  (“PureSpectrum”  “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report regarding planned business operations or developments  and any other statements about PureSpectrum’s  future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors.. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we are under no duty to update such forward-looking statements.   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform them to actual results.

PureSpectrum, Inc.
Annual Report on From 10-K

               PART 1

f
PART I

ITEM 1. – BUSINESS

B.           Principal Products and Services.

1.           General

Our goal is to identify  superior electrical circuit topology and related technologies to create a family of compact fluorescent lamps (“CFLs”),  lineal fluorescent lamps (“LFLs”) dimmable ballasts and light emitting diodes (“LEDs”).    We have also been testing these products from other sources and  manufacturers for sale and distribution by us.  Commencing during the last quarter of 2009, we began selling a CFL product.

We ultimately seek to distribute and sell (1) CFLs identified by our brand and other technologies i.e. LED’s and product applications from other sources, manufacturers and developers which we may directly brand and sell. .  We believe that there is a worldwide  market for these products  and that these products are  appropriate for use in retail, commercial, industrial and residential settings.

As described below, as of the date of this Report, We have already begun reselling CFLs and ballasts carrying our brand but not powered by our ballast/dimming circuit topology.

2.           CFL Products

In connection with our CFLs and in identifying suitable technologies and product applications from other sources, manufacturers and developers, our aim has been to emphasize the following features, thus differentiating them from CFLs sold by a majority of competing brands, which may include some but not all of such features:

•
Capable of “instant on,” meaning that there is no delay between powering the CFL, generally by switching a light switch and full lumens output from the CFL.  Most existing CFLs experience a delay between the time that the CFL is powered and full lumens output is achieved.

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

•
Achieve a power factor correction as high as 0.90.  By way of background, the power factor of an alternating circuit electric power system is defined as the ratio of the real power flowing to the load divided by the apparent or useful power transferred (or corrected) by the system into its output -- lumens in case of CFLs -- and is a number between 0 and 1 (frequently expressed as a percentage, e.g. 0.5 pf = 50% pf).  In an electric power system, a load with a low power factor correction factor draws more current from the source of current supply than a load with a high power factor for the same amount of useful power transferred.  These higher currents increase the energy lost in the distribution system and require larger wires and other equipment.  Because of the increased costs attributable to larger equipment and wasted energy, electrical utilities usually charge a higher fee per kilowatt to industrial and commercial customers whose lighting systems have a low power factor.  As a result, a CFL with a higher power factor correction will enable the user to save utility costs.

As of the date of this Report, the prototypes of the CFLs we have identified (a) perform while exhibiting all of the four factors described above and (b) are ready for mass manufacture and distribution.  The first five of our CFL models have completed certification by Underwriters Laboratories® (UL®) and Energy Star testing.  These CFL products are identified as follows:

Product	PS Part Number
20W Spiral T4	PS20SP-27-12

15W A-Style Lamp	PS14A-27-12
15W PAR 30	PS15PAR30-27-12
15W R30 Reflector Lamp	PS15R30-27-12
23W R40 Reflector Lamp	PS23R40-27-12

Since December 2009, we have also been reselling dimmable CFLs made by Litetronics International, Inc., a Chicago-based manufacturer.  These lamps carry our brand but are not powered by our ballasts and do not incorporate our dimmers.

3.           LFL Products.

Similar to the CFL products,  we are  identifying complimentary technologies and products from other sources, manufacturers and developers, of LFL dimmable ballasts which have:

•	Capability to dim completely or to dim in segments, or phases;

•	Showing a direct linear relationship between dimming and energy consumption; and

•	Achievement of a power factor correction of >.95.

Demand for LFLs with dimming ballasts should increase significantly in the near future as the drive to conserve energy intensifies.  According to the American Council for Energy Efficient Economy, there are approximately 80 million fixtures with old style magnetic ballasts that are expected to undergo a retrofit in the next twelve months in the United States alone.  Lighting represents 30% of a building’s energy costs and a retrofit into an LFL system with energy saving ballasts is the least expensive, quickest return on investment for reducing any building’s energy costs.  We have begun to make inroads into this rapidly growing market by entering into the arrangement with LaMar Lighting Company, Inc.  Under this arrangement, we will supply LaMar Lighing with step (as opposed to continuously) dimmable ballasts manufactured and branded for us by Arcata Electronics, a China-based manufacturer of lighting devices.  LaMar Lighting will install these ballasts in an extensive line of dimmable LFLs for sale to the retrofit market.

C.           Marketing and Sales Efforts.

Since September 2010 we have generated  purchases of our branded CFLs by a direct internet marketing campaign targeting Amazon, EBAY, Smarthome.com,Elightbulbs.com, Unbeatablesales.com, CFLbulbs.us and onemillionbulbs.com.  Prior to that we had concentrated our  CFL marketing, sales and distribution efforts on public utilities, utility-company consortiums, manufacturers’ representatives and distributors.  We have reestablished those contacts with the Public utilities and utility-company consortiums and by adding the new family of products we believe the product offerings could help expand consumer awareness and sales revenue for our CFLs.

D.           Manufacturing

We do not own any manufacturing facilities and have, instead, entered into manufacturing contracts related to production of our CFLs and ballasts.  We have entered into such a contract with Litetronics International, Inc., a Chicago-based manufacturer of lighting products.   Similarly, we have entered into a manufacturing contract with Arcata International, a Chinese company, for both (a) the manufacture of the step dimming LFL ballast

E.           Competition

The lighting industry, and in particular, the segments involved in by us -- CFLs and LFLs -- are extremely competitive.  The industry is generally dominated by three multi-national concerns, General Electric Company, Phillips and Osram/Sylvania, a subsidiary of Siemens.  There are, however, at least 1,200 other lighting manufacturers in North America alone that are known to us and could be considered our competitors.  In terms of worldwide market share, in 2008 General Electric held approximately a 28% market share, Phillips held approximately a 26% market share, and Osram/Sylvania held approximately a 21% market share.  The remaining approximately 25% of the market was diffused among the over 1,200 other manufacturers.  These same three companies also dominate the U.S. market.

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

Certain smaller lighting companies have, over the years, achieved some success in niche lighting markets.  For instance Feit Electric Company, a Los Angeles-based company, has achieved success with innovations such as mini twists, ultra mini covered lamps, and ICAT (Insulated Ceiling Airtight) approved recessed reflectors and weatherproof floodlights.  Similarly, LEDtronics, Inc., a Torrance, California-based company, has successfully developed and sold a series of long life LED bulbs and LED lamps.  Also, National Cold Cathode, Inc., a medium size New York-based company, has become dominant in the design/manufacture of cold cathode lighting systems, and Lutron Electronics, Inc., a much larger Coopersburg, Pennsylvania-based company, is the industry leader in dimming devices and electrical switches.  It is our aim to follow the example of some of these companies and develop a profitable niche in producing and selling only a few high performances branded products whose price to the consumer is more than offset in energy savings.

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

 G.           Employees.

As of the date of this Report, the Company employs  two  full-time employees.

ITEM 1A. - Risk Factors

The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be materially adversely affected. In such case, the Company may not be able to proceed with its planned operations and your investment may be lost entirely.

RISK FACTORS

We are dependent on our new management team.

We will be substantially dependent upon  Gregory Clements to continue to serve as our chief executive officer.  Mr. Clements has significant business experience.   However,  he does not have  experience in running a public company.  The business contacts and relationships that we hope to secure  are predominantly dependent on Mr. Clements.  Our business would be materially and adversely affected if his  services would become unavailable to us. We cannot assure you that Mr. Clements  will continue to be available to us.   We do not maintain key man insurance.

All of our assets have been encumbered by secured creditors.

In order to secure ongoing financing, we have encumbered all of our current assets and after acquired assets including cash and accounts receivable.   Unless we satisfy these outstanding obligations due and owing our secured creditors, we will not be able to pledge any of our assets to secure additional debt or equity financing.  Moreover,  if we default on our obligations,  our secured creditors could foreclose on these assets and sell these assets to satisfy outstanding obligations.    It is unlikely that we will be able to satisfy our outstanding liabilities in the event that our assets are sold.  In which case, we will likely cease operations and you will lose your entire investment.

We have signed a forbearance agreement with our secured creditors.

In order to continue our operations, we entered into a forbearance agreement with our secured creditors.  To date, we have not been able to meet the sales goals as set forth in the forbearance agreement.  As such, secured creditors could proceed with litigation.  It is unlikely that we would be able to satisfy any outstanding judgment, in which case we would have to cease operations and/or declare bankruptcy in which case you will lose your investment.

One of our secured creditors has been granted super majority voting rights.

We have issued 2 million shares of our Series B preferred shares to Barclay Lyons, LLC, our first priority secured creditor.  Each Series B share has the right to 500 votes on any matters brought to a vote of the Board of Directors.  The voting control issued to Barclay Lyons enables Barclay Lyons to elect all members of our Board of Directors and approve any transaction which requires a vote of the Company’s shareholders.  As a company shareholder, Barclay Lyons does not have a fiduciary obligation to the Company and in some cases, the best interests of Barclay Lyons   may be inconsistent with the Company’s best interests.

We have a working capital deficit.

 We do not have sufficient assets to satisfy our outstanding liabilities.  We do not anticipate that future revenues will be sufficient to meet ongoing operating expenses and satisfaction of these outstanding current liabilities.   As a result,   unless our creditors are willing to defer payments, we may be forced to file for bankruptcy protection in which case, investors will lose their investment.

We may have to depend on outside advisors for some of our primary business operations.

To supplement the business experience of Mr. Clements, we may be required to employ accountants, technical experts, appraisers and attorneys or engage other consultants or advisors. The selection of any such advisors will be made by our officers without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event management considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

 We may face uncertain cash flow and credit risks in distributing our products.

In the ordinary course of business, we may be required to pay for product upon delivery.   We expect to propose accounts receivable payment terms that typically range from thirty (30) to sixty (60) days after delivery.  We expect that we will initially have little leverage in negotiating these payment terms.   The persistent existence of an uncorrected material imbalance of our commitments of funds to cost of goods and the payments due from our customers  would have a material adverse effect on our ability to continue operations.

Our operating results may prove unpredictable.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that may affect our future operations include market acceptance of our products and services, unforeseen competition, limited working capital and changing market dynamics.

We will face competitive pressures from a variety of competitors.

We are a small company, and we will be operating in a highly competitive market, and this competition may accelerate in the future.  We will compete against national and multinational companies with greater name recognition and significantly greater assets.  There can be no assurance that we will be able to compete with these companies. Since many of these competitors will be able to buy in greater quantities, our competitors will likely be able to offer similar products at a lower cost.  It is our aim to develop a profitable niche in producing and selling only a few high performances branded products whose price to the consumer is more than offset in energy savings.

We will need additional capital to fund our ongoing operations.

We do not have sufficient capital to fund our future operations.  Market conditions and other factors may not permit future financings. Our ability to arrange financing is dependent on numerous factors including general economic and market conditions, credit availability from lenders and investor confidence.  We may be required to limit our business objectives, limit our marketing efforts and decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that additional financing will be available to us or, if available, will be on terms favorable to us.

We do not have a sufficient number of shares of our common stock authorized for issuance.

We have not reserved a sufficient number of shares of our common stock for issuance in the event that debt holders wish to exchange their outstanding debt obligations to shares of common stock.  Unless we amend our articles of incorporation to increase the number of authorized shares of common stock, current debenture holders will not be able to convert their debt into equity and, we will not be able to secure additional equity through the sale of our common stock.

We have no patent protection on our products.

We have no patents on our products relating to our lighting products.   There is no assurance that our products will not infringe upon patents or technologies owned by others. We do not consider a grant of patents essential to the success of our business.

It is unlikely that we will be able to sustain profitability in the future.

We have incurred significant losses to date and there can be no assurance that we will be able to reverse this trend.  Even if we are able to successfully implement our new marketing plan, there can be no assurance that we will be able to generate revenues to operate profitably.

Compliance with government regulations may be costly.

Our activities will be governed by regulation at both the state and federal level.  As a web based business with prospective participants located throughout the world, our business operations may be subject to regulation in foreign jurisdictions.  While we believe that our business model will be in compliance with existing government rules and regulations, there can be no assurance that any state or federal agency may take an alternative view.  Notwithstanding the foregoing, ever changing government regulations may make compliance more difficult and costly.  There can be no assurance that we will be able to comply with new regulatory requirements, or if we are able to comply, compliance may be costly which would adversely impact our operations.

Any agreement we enter into with management will not be negotiated at arm’s length.

Our president serves as the sole member of our Board of Directors.  The Board of Directors will set the salary level for our officers.  As a result, Mr. Clements  will be able to set his own compensation level.  While we believe that the compensation that we will pay Mr. Clements  will be equivalent to salaries paid to other executives in similarly situated developmental stage companies, there will be an inherent conflict of interest in the compensation payable to Mr. Clements  and our working capital requirements.

RISKS RELATED TO OUR COMMON STOCK

Our stock price may be volatile.

The market price of our common stock has historically been volatile. We believe investors should expect continued volatility in our stock price as a result of various factors, including:

1. Low daily trading volume,

2. Generally large spreads between quoted bid and offer prices,

3. Uncertainty of the company's future,

4. Sales of substantial amounts of our common stock by existing stockholders, including short sales,

5. Company disclosures regarding the results of various stages of our exploration operations.

Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future.

 Although  the  Company's   common  stock  is  listed  for  trading  on  the Over-the-Counter  market,  the trading market in the commons stock has  substantially  less  liquidity  than the average  trading  market for companies  quoted on other  national  stock  exchanges and our price may fluctuate dramatically.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market  volatility  in the  future  could  adversely  affect  the  price  of the Company's  common stock,  and the current  market price may not be indicative of future market prices.

We may issue additional common shares in the future which would dilute the outstanding shares.

The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures.  It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

"Penny stock" rules may make buying or selling the common stock difficult and severely limit their market and liquidity.

 Trading in our common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules".  The  Company's common  stock  qualifies  as penny stock and is covered by Section  15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"),  which imposes additional sales practice  requirements on broker/dealers who sell the Company's common stock in the market.  The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens  imposed upon  broker/dealers  by the "penny stock" rules may discourage broker/dealers from effecting  transactions in the Company's common stock, which could  severely  limit  its  market  price and  liquidity.  This could prevent investors from reselling our common stock and may cause the price of our common stock to decline.

The Company does not expect to pay dividends in the foreseeable future.

 The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future.  The Company intends to retain earnings, if any, to develop and expand its business.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 1B.  Unresolved Staff Comments

None.

ITEM 2. - Properties

We do not own any real property. We lease approximately 2,500 square feet of office/warehouse space.  Our executive offices are located at 18 Pipemakers Circle Suite 105 Pooler, Georgia 31322. The lease term is two years and commenced November 1, 2010.  Our monthly rent is $1,500.

We believe that the space is sufficient for our current operating needs.  If we require additional space, we do not believe that there will be any problems identifying additional space at competitive prices.

ITEM 3. - Legal Proceedings

On April 14, 2010, the Company was sued in the Superior Court of Chatham County, Georgia, in an action styled, Hauser Marketing Group, Inc. v.Purespectrum, Inc,  civil action file no. CV-10-0601-MO.  In the complaint, the plaintiff alleges that the Company failed to pay $179,689.51 for certain marketing and advertising services rendered by the plaintiff in 2009.  On May 11, 2010, the Company issued a promissory note for$190,000 in recognition of this balance plus interest and attorney fees.  The promissory note was then  cancelled in exchange for the issuance of 14,615,384 shares of the Company’s common stock

There are no other pending legal proceedings.

ITEM 4.-

           Removed and Reserved

PART II

ITEM 5. - Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

A.   Market Information

Prior to November 2, 2009, the date the Company’s common stock was qualified for quotation on the OTCBB under the symbol “PSRU,” there had been no established public trading market for the Company’s common stock.  The Company’s common stock current trades on the Over the Counter market.   The following table sets forth, for the calendar periods indicated, the range of the high and low reported bid prices of PSPM’s common stock, as reported on www.otcmarkets.com.    The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.  The trading market for PSRU’s common stock is highly volatile, which may affect the prices below.

stop
	High Bid	Low Bid
2010
Fourth Quarter 10/1/10 to 12/31/10	$0.0060	$0.0003
Third Quarter 7/1/10 to 9/30/10	$0.0260	$0.0010
Second Quarter 4/1/10 to 6/30/10	$0.0600	$0.0150
First Quarter 1/1/10 to 3/31/10	$0.1200	$0.0360
2009
Fourth Quarter 10/1/09 to 12/31/09	$0.4000	$0.0500
Third Quarter 7/1/09 to 9/30/09	$0.5400	$0.2100
Second Quarter 4/1/09 to 6/30/09	$0.7800	$0.4400
First Quarter 1/1/09 to 3/31/09	$0.7800	$0.1400

  B.   Holders

As of April 10, 2011 there were 98 shareholders of record of our Common Stock.

Our transfer agent is Transfer Online.  Their mailing address is 512 SE Salmon Street, Portland, Oregon 97214 and there telephone number is 503-227-2950.

C.   Dividends

Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Delaware   law.

 D.   Equity Compensation Plans

The following chart sets forth information relating to the Company's equity compensation plans as of December 31, 2010.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluded securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	44,136,929	$0.06	-0-
Total	44,136,929		-0-

E.   Sale of Unregistered Securities

We have issued shares of our common stock for services rendered and capital formation.      We relied on the exemptive provisions of Section 4(2) of the Securities Act.

We issued a total of 12,571,312 shares of our common stock for cash consideration totaling $329,593.

We issued 2 million shares of our preferred stock for services rendered and 45 million shares of our common stock as stock based compensation.  (The shares are currently being held in escrow and will be released only if the Company is able to meet pre-established revenue thresholds).

We issued 25,694,662 shares of our common stock in connection with the exercise of various warrants and options.

We issued a total of 122,648,521 shares of our common stock in connection with the conversion of outstanding debt and 233,333 shares of common stock in connection with the redemption of outstanding debt.

We issued 10 million shares of common stock as collateral for a commitment fee.

We issued 2 million shares of our Series B preferred shares to our first priority secured creditor.

   With respect to the sale of all unregistered securities:

-    the  sale  was  made  to  a  sophisticated  or  accredited  investor,  as  defined in Rule 502;

-    we  gave  the  purchaser  the  opportunity  to  ask  questions  and receive  answers  concerning  the terms and conditions of the offering and to obtain  any  additional  information  which  we  possessed or could acquire without  unreasonable  effort or expense that is necessary to verify the accuracy of   information furnished;

-    at  a  reasonable  time  prior  to  the  sale of securities, we advised the  purchaser  of  the  limitations  on  resale in the manner contained in Rule   502(d)2; and

-    neither  we  nor  any  person  acting  on our behalf sold the securities by any form of general solicitation or general advertising;

ITEM 6. - Selected Financial Data

Not applicable.

ITEM 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management.  Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our unaudited financial statements for the fiscal year ended December 31, 2010.

Background:

Since the Company’s formation in 2007 and until November 3, 2009, the Company’s business consisted of providing services to the healthcare industry by providing recruitment, screening and placement services for nurses and other medical staff from abroad.  Since November 3, 2009, the  Company has been engaged in the business of  the development, engineering, identification, manufacturing, distributing, licensing and selling of fluorescent lighting products.  The Company’s objective was to develop unique electrical circuit topology  which the Company would develop, engineer, make, by means of contract manufacture, and sell electronic ballasts and dimmers for use in CFLs and LFLs.  The combination of such ballasts and dimmers was hoped to give the CFLs and LFLs powered by them superior performance qualities, particularly in terms of a significant reduction in energy costs, and thus penetrate and acquire a market share while realizing the higher net margins commensurate with unique products.  We were not successful with this business model.

Beginning in the Fall of 2009, we modified our business  strategy to pursue opportunities in the lighting technology field with emphasis on CFL, LED and lighting controls products and technologies.  The Company intends to sell light bulbs and lighting control systems. The Company has and will continue to secure non-proprietary CFL and LED products that we will brand and resale to customers utilizing internet based marketing methods.  In addition the Company will continue to identify technology opportunities in the lighting controls sector that will integrate with our current and future product offerings and allow us to address entire buildings with energy management solutions.

Our primary focus has been the selling of current inventory stock to customers using the internet.  We have financed current operations with cash receipts from sales of existing inventory and with loan proceeds.

Results Of Operations For The Years Ended December 31, 2010 as compared to December 31, 2009
Revenues

For 2010, we generated $79,634 in revenues compared with $12,490 for 2009.  Our cash holdings were generated from the sale of our inventories.  All funds generated from the sale of our inventories are used for general working capital purposes.

For 2010, our expenses totaled  $3,827,818 compared with $6,036,948 in 2009.  These expenses were primarily comprised of professional and consulting fees ($955,932 for 2010 compared to $1,992,932 for 2009), compensation ($994,581 for 2010 compared to $1,150,853 for 2009), research and development expenses ($257,833 for 2010 compared to $613,985 for 2009), other general and administrative expenses ($487,122 for 2010 compared to $982,759 for 2009), as well as share based compensation ($635,313 for 2009 compared to $770,342 for 2009).  The decreases in most categories reflect an overall change of our business beginning in the 4th quarter of 2010 in an effort to focus on selling products and reducing costs.

In addition to our operating expenses we recorded an inventory impairment expense of $972,885 to reflect the current fair market value of the inventory purchased in 2009.   The Company also recorded interest expense in 2010 of $3,135,211 as compared to $1,433,652 for 2009.   This increase is primarily attributable to the Company’s convertible debt financing.

Our net loss for the years ended December 31, 2010 and 2009 totaled (inclusive of non-operating expenses of $4,116,324 and $1,282,949) totaled $(7,972,931) and $(7,315,886) respectively. Basic and diluted loss per share in 2010 totaled $(0.02) as compared to a loss per share of $(0.04) in 2009.

Liquidity and Capital Resources

Assets and Liabilities

At December 31, 2010 we had cash totaling $31,294 and account receivables totaling $1,659.  We have current assets totaling $114,666.  Our long term assets total $938,633 consisting primarily of the value of our patents and trademarks totaling $750,723.  We have $1,797,608 in accounts payable and accrued liabilities and $877,495 in convertible debt and short term notes.  Our current liabilities total $2,675,103.  We have a working capital deficit of $(2,560,437) and an accumulated deficit of $(22,184,093).

We will require a significant cash infusion, of which there is no assurance, either through the sale of debt or equity financing in order for us to continue our operations

Plan of Operation For Fiscal Year 2011

We intend to continue to develop sales channels for our light bulbs and to investigate adding additional products and technologies.  We will also undertake further due diligence with respect to any possible opportunities to have our technology advanced through joint ventures which may be offered to us.  We may also sell any of our current patents that do not meet the current direction of the company.

Any cash infusion that we receive will be used to expand our products offerings and for general working capital purposes.

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the “SEC”), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company’s consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates - Management’s discussion and analysis or plan of operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provision of Statement of Financial Accounting No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises”, as it were devoting substantially all of its efforts to acquiring and exploring mineral properties.  It is industry practice that mining companies in the development stage are classified under Generally Accepted Accounting Principles as exploration stage companies.  Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration or development stage.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements.  We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 7A. - Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.  - Financial Statements And Supplementary Data

Our unaudited financial  statements have been prepared in accordance with generally accepted accounting principles and are included herein, on Page F-1 hereof.

ITEM 9.  - Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not Applicable.

ITEM 9(A) . - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31,  2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Except as set forth herein, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

With the resignation of our former officers and directors,  the appointment of Gregory Clements as the Company’s sole officer and director and with increasing monies due and owing the secured creditors,  it was agreed that all funds received by the Company  are deposited in a trust account maintained by legal counsel for  several of the secured creditors.  .

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2010, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31,  2010, was effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

·
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met.  Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended  December 31, 2010 , that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.
Other Information

None.

PART III

ITEM 10. -  Directors, Executive Officers and Corporate Governance.

Gregory Clements serves as our sole officer and director.

Greg Clements  (58) has served as our sole chief financial officer since May 25, 1010  and assumed the position of chief executive officer and director on October 5, 2010.  Mr. Clements brings over thirty years of experience in accounting, IT, and administrative leadership to Pure Spectrum. During his career in finance and accounting, Mr. Clements has been responsible for the reorganization of multiple companies, helping them  achieve timely and accurate reporting with decreased costs. Throughout his career, he has proven his ability to convert and automate accounting systems, resolve stressed financial situations and to reorganize financial functions. Prior to joining PureSpectrum, Inc., Mr. Clements served as Chief Financial Officer and Vice President of Operations at Comdoc Business Systems, Inc. from 2009 – 2010.  Mr. Clements served as the Chief Financial Officer of Four Rivers Peterbuilt Inc. from 2007 through 2009. and was the Chief Financial Officer for Savannah Tire and Rubber Co., Inc. from 2003 through 2007.  Mr. Clements received his B.S. in Accounting from the University of Kentucky.

On  October 5, 2010, in connection with a management proposal between the Company and the Company’s secured creditors, the then current board of directors,  consisting of   William Garlen, Frank Slotin, Robert E. James II, David Michael Conner and Peter Krull, tendered their resignations.

Code of Ethics:

The Company has adopted a Code of Conduct for directors and officers, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.  The Company will provide to stockholders and all other persons a copy of the Company's Code of Conduct upon request and without charge.  This document may be requested by writing to PureSpectrum, Inc. at 118 Pipemakers Circle, Suite 105 Pooler, Georgia 31322  Attention:  Greg Clements

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires a company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2010.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees.  The code of ethics codifies the business and ethical principles that govern all aspects of our business.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing ot Pure Spectrum at 118 Pipemakers Circle, Suite 105 Pooler, Georgia  31322 Attention:  Greg Clements.

Director Independence

We do not have an independent Board of Directors. We do not have an audit committee, compensation committee or nominating committee. As our operations expand, we hope to name additional members to our Board of Directors. We do not have sufficient funds to secure officer and directors insurance and we do not believe that we will be able to retain an independent Board of Directors in the immediate future. We do not believe that we will be able to attract independent board members until such time as a market for our common stock develops.

Corporate Cease Trade Orders or Bankruptcies

No  corporate director nor officer   is, or within the ten years prior to the date hereof has been, a director, officer, promoter or other member of management of any other issuer that, while that person was acting in the capacity of a director, officer, promoter or other member of management of that issuer, was the subject of a cease trade order or similar order or an order that denied the issuer access to any statutory exemptions for a period of more than 30 consecutive days or was declared bankrupt or made a voluntary assignment in bankruptcy, made a proposal under any legislation relating to bankruptcy or insolvency or has been subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold his or her assets.

Penalties or Sanctions

No corporate director nor officer is or has been  subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

No corporate director nor officer within the last ten years became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

ITEM 11. - Executive Compensation.

The following tables sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal years ended December 31, 2010 and 2009, for services in all capacities to the Company:

Summary Compensation Table
Name and Principle Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Pension Value and Nonqualified Deferred Compension Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gregory K. Clements, CEO and CFO of the Company	2010	$61,623	$0	$0	$2,236	$0	$0	$0	$63,859
	2009	$0	$0	$0	$0	$0	$0	$0	$0

Lee L. Vanatta, Former President and CEO of the Company	2010	$127,423	$0	$0	$110,270	$0	$0	$0	$237,693
and CEO of the Company	2009	$237,335	$0	$0	$0	$0	$0	$0	$237,335

William R. Norton, Former Executive Vice President and Secretary of the Company	2010	$111,650	$0	$0	$82,061	$0	$0	$0	$193,711
Executive Vice president	2009	$182,885	$0	$0	$0	$0	$0	$0	$182,885

Susan W, Norton, Former Chief Financial Officer of the Company	2010	$61,623	$0	$0	$15,386	$0	$0	$0	$77,009
Former Chief Financial	2009	$117,366	$0	$0	$0	$0	$0	$0	$117,366

Gregory J. McClean, Former Chief Financial Officer of the Company	2010	$34,873	$0	$0	$0	$0	$0	$0	$34,873
Former Chief Financial	2009	$95,517	$0	$0	$127,870	$0	$0	$0	$223,387

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units of Other Rights That Have Not Vested (#)	Equity Incentive Plan awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gregory K. Clements	300,000	-0-	-0-	$ 0.023	7/14/2014	-0-	-0-	15,000,000	$ 15,000

Directors Compensation

Beginning in May 2010, we pay our non-officer directors a quarterly fee of  $2,500  In addition, our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board.  In addition to the quarterly cash compensation,  directors may also receive share based compensation equal to $20,000 of stock options for each year that they serve and an additional $20,000 in stock options for each committee they serve on annually..    In order to attract new directors, it  may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.   We have accrued these fees for 2010 for our outside directors.

Stock Options Granted/Exercised in Last Year

During the fiscal year ended December 31,  2010 we issued a total of 14.2  million common stock options to our officers and directors.  The options are exercisable at an average price of $0.045  per share.

ITEM 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of  December 31, 2011 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name of Beneficial Owner         Number of Shares                                                                                          Percent of Class (1)
                                                          Common Stock
--------------------------------------------- ------------------------ -------------------------
Gregory K. Clements                                     300,000                      --**
                                                      ------------------------
Total as a group                                             300,000                      --**

*    Information  relating  to beneficial ownership of the Common Stock is based upon  "beneficial  ownership"  concepts set forth in ruled of the SEC under Section  13(d)  of  the  Securities Exchange Act of 1934, amended. Under such  rules, a person is deemed to be a "beneficial owner" of a security if     that  person has or shares "voting power," which includes the power to vote or  direct  the  voting  of such  security,  or  "investment power," which includes  the  power  to  dispose  of  or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any security of which that person has the right o acquire beneficial ownership within 60 days.  Under  the  rules,  more  than  one  person  may  be  deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial  owner  of securities as to which he has no beneficial interest.  For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

**   Less than 1%.

(1)  The percentages are based on 434,150,842 shares of Common Stock outstanding on December 31, 2010, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of December 31, 2010, by exercise of options and/or warrants.
(2)  Includes 300,000 options to purchase Common Stock.  The exercise price of the options is $0.023 per share.

The following table sets forth certain information as of  March 31, 2011  with respect to the beneficial ownership of the Company's Series B preferred shares (1)

Name of Beneficial Owner         Number of Series B                                                                                          Percent of Class
Preferred Shares
--------------------------------------------- ------------------------ -------------------------
Barclay Lyons LLC                                           2,000,0000                                                                                           100%

(1)  Holders of our Series B preferred shares are entitled to 500 votes for each share owned on any matters brought to a vote of the holders of our commons stock.

Changes in control

There are no known arrangements which may result in a change in control of the registrant.

ITEM 13. - Certain Relationships and Related Transactions and Director Independence.

 In January 2010, Lee Vanatta  provided loans to the Company in the amount of $68,000, this increased the officers total amount of loans to $268,107 that was subsequently converted into 10,943,145 shares of the Company’s common stock on June 14, 2010.

On January 6, 2010, an $18,867 loan, along with $11,075 in interest, made by Greg McLean was converted into 732,380 shares of the Company’s common stock.

Mike Connor, a former member of the Board of Directors is also a partner in the Company’s primary outside legal counsel. During the nine months ended September 30, 2010, the firm billed the Company $29,200 in legal fees.

 On January 28, 2010,  Lee Vanatta and Bill Norton  and an employee of the Company assigned 1,050,000 warrants (for no remuneration) in a private transaction to two investors.  The warrants were then re-priced at $0.04 conditional on immediate exercise.  The Company received $44,000 in cash upon the exercise of the warrants.

During the month of July, 2010, the company issued 2,553,191 Common Stock Purchase Warrants to Michael Connor in connection with services rendered.

In December 2010  the Company issued 15 million shares of its common stock to  Garth Kullman, Dave Natarell  and Greg Clements (45 million shares in total).   The shares are being held in escrow and will be released from  escrow only if the Company generates $360,000  in revenues by October 2011 or demonstrates that monthly sales of $30,000 is achievable and other performance goals are met.   If these vesting objectives are not met, the 45 million shares will be cancelled and returned to treasury.

ITEM 14. - Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered was $127,095  for the audit of our annual financial statements for the fiscal years ended December 31, 2009  and  $51,180 for our  quarterly financial statement for the period ended March 31, 2010.
Audit-Related Fees

There were no such fees billed for the fiscal year ended December 31, 2009.

Tax Fees

No fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

All Other Fees

Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2010 and 2009.

PARV IV

ITEM 15. - Exhibits and Financial Statement Schedules

(a)           Exhibits

Exhibit Number	Sequential Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act

 (b)           Financial Statements

Condensed Balance Sheets at end of Fiscal Year 2010 and  2009

Condensed Statements of Operations for Fiscal Year 2010 and 2009

Statements of Changes in Stockholders’ Equity for Fiscal Years 2010 and 2009

Condensed Statements of Cash Flows for Fiscal Years 2010 and 2009

Notes to Financial Statements

PureSpectrum, Inc.
Condensed Balance Sheets

	December 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$31,294	$609
Accounts Receivables	1,659	3,146
Inventory	69,568	1,121,705
Other Current Assets	12,145	42,529
Total Current Assets	114,666	1,167,989

Furniture & Equipment, net of accumulated depreciation	187,910	229,237

Other Assets
Patents, net of accumulated amortization	586,613	566,072
Trademarks	164,110	144,672
Total Assets	$1,053,299	$2,107,970

Liabilities and Stockholders' Deficit
Current Liabilities
Checks Drawn In Excess of Bank Balance	-	4,706
Accounts Payable	1,263,065	1,164,927
Accrued Expenses	290,690	106,855
Payroll Liabilities	243,853	64,634
Convertible Debt, current portion, net of discount $218,460 and $62,500, respectively	591,540	276,485
Notes Payable, current poriton	224,305	-
Notes Payable-Related parties, current poriton	61,650	266,761
Total Current Liabilities	2,675,103	1,884,368

Long-term Liabilities
Accounts Payable, satisfied by common stock issuance	-	400,000
Accrued expenses, satisfied by common stock issuance	-	48,338
Convertible Debt, net of discount of $0 and $94,000, respectively, satisfied by common stock issuance	-	66,000
Notes Payable-Related parties, satisfied by common stock issuance	-	18,867
Convertible Debentures, net of discount $670,800 and $1,006,200, respectively	447,200	111,800
Total Long-term Liabilities	447,200	645,005

Stockholders' Deficit
Preferred Stock, $0.0001 Par Value, 50,000,000 Shares Authorized, 2,000,000 and 0 Shares Issued and Outstanding at December 31, 2010 and December 31, 2009, respectively	200	-
Common Stock, $0.0001 Par Value, 900,000,000 Shares Authorized, 434,150,842 and 215,455,090 Shares Issued and 422,651,503 and 215,455,090 Shares Outstanding at December 31, 2010 and December 31, 2009, respectively	43,416	21,546
Additional Paid In Capital	20,241,473	13,875,015
Treasury Stock	(170,000)	-
Prepaid Loan Costs	-	(106,805)
Accumulated Deficit	(22,184,093)	(14,211,159)
Total Stockholders' Deficit	(2,069,004)	(421,403)
Total Liabilities and Stockholders' Deficit	$1,053,299	$2,107,970

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.
Condensed Statements of Operations (Unaudited)

	For the Year Ended December 31,
	2010	2009

Revenues	$79,634	$12,490

Cost of Goods Sold	108,423	8,479

Gross Profit on Sales	$(28,789)	$4,011

Expenses
Share Based Compensation	635,313	770,342
Research and Development	252,834	613,985
Other General and Administrative Expenses	2,939,671	4,652,621
Total Expense	3,827,818	6,036,948
Net Loss from Operations	(3,856,607)	(6,032,937)

Other (Expense) Income
Interest Income		1,364
Gain on AP Settlement	31,987	149,339
Loss on Asset Disposal	(40,215)	-
Inventory Impairment Write Down	(972,885)	-
Interest Expense	(3,135,211)	(1,433,652)
Total Other (Expense) Income	(4,116,324)	(1,282,949)
Net Loss	$(7,972,931)	$(7,315,886)

Weighted Average Basic & Fully Diluted Outstanding Shares	334,910,851	183,706,977

Basic & Fully Diluted Loss per Share	$(0.02)	$(0.04)

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.
Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2009 through 2010

	Preferred Shares	Preferred Amount	Common Shares	Common Amount	Additional Paid in Capital	Prepaid Loan Costs	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
Balance - December 31, 2008	-	$-	161,576,019	$161,576	$6,509,750	$-	$(6,895,273	$-	$(223,947)

Effect of C-Reorganization on 12/31/08 balance as a result of a change in par value of common stock from $0.001 to $0.0001	-	-	-	(145,418	145,418				-
Stock Issued for Cash	-	-	13,757,446	1,376	2,380,556				2,381,932
Stock Issued for Services	-	-	15,100,000	1,510	489,490				491,000
Share Based Compensation	-	-	-	-	770,342				770,342
Stock Issued upon Exercise of Warrants & Options	-	-	20,018,190	2,002	537,492				539,494
Warrants issued with Beneficial Conversion Feature associated with convertible debt	-	-	-	-	2,579,408				2,579,408
Stock issued for convertible debentures redeemed	-	-	2,879,999	288	431,712				432,000
Stock issued to debt conversion	-	-	123,436	12	30,847				30,859
Effect of C-reorganization on common stock, additional paid in capital and stockholders deficit	-	-	2,000,000	200	-				200
Prepaid Loan Costs	-	-				(213,611			(213,611)
Less: Amortization	-	-				106,806			106,806
Net Loss	-	-	-	-	-		(7,315,886	-	(7,315,886)
Balance - December 31, 2009	-	$-	215,455,090	$21,546	$13,875,015	$(106,805	$(14,211,159	$-	$(421,403)

Stock Issued for Cash (Unaudited)	-	-	12,571,312	1,257	328,336	-	-		329,593
Stock Issued for Services (Unaudited)	2,000,000	200	2,616,667	262	134,738	-	-	-	135,200
Share Based Compensation (Unaudited)	-	-	45,000,000	4,500	635,312	-	-	-	639,812
Issuance of warrants and BCF associated with convertible debt (Unaudited)	-	-	-	-	2,341,491	-	-	-	2,341,491
Stock issued upon exercise of warrants and options (Unaudited)	-	-	25,694,662	2,570	627,530	-	-	-	630,100
Stock issued upon debt conversion (Unaudited)	-	-	122,648,521	12,265	1,845,066	-	-		1,857,331
Stock issued upon redemption of convertible debentures (Unaudited)	-	-	233,333	23	34,977	-	-	-	35,000
Stock issued for commitment fee collateral (Unaudited)	-	-	10,000,000	1,000	249,000	-	-	-	250,000
Amortization of Prepaid Loan Costs (Unaudited)	-	-	-	-	-	106,805	-	-	106,805
Cancellation of expired stock (Unaudited)	-	-	(68,743	(7	7	-	-	-	-
Purchase of treasury stock (Unaudited)	-	-	-	-	-	-	-	(170,000	(170,000)
Net Loss (Unaudited)	-	-	-	-	-	-	(7,972,931	-	(7,953,940)
Balance - December 31, 2010 (Unaudited)	2,000,000	$200	434,150,842	$43,416	$20,071,472	$-	$(22,184,090	$(170,000	$(2,220,011)

The accompanying notes are an integral part of the financial statements.

PureSpectrum, Inc.
Condensed Statements of Cash Flow (Unaudited)

	Year Ended December 31,
	2010	2009
Operating activities
Net loss	$(7,972,931)	$(7,315,886)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	38,295	24,758
Share based compensation	640,010	770,342
Amortization of detachable warrants issued with convertible debt	468,051	263,214
Amortization of the beneficial conversion feature	2,504,381	938,793
Services exchanged for common stock	135,000	491,000
Stock issued for commitment fee collateral	250,000	-
Amortization of prepaid loan costs	106,805	106,806
Gain on Settlement of Accounts Payable	-	(149,339)
Loss on disposal od assets	-	56,832
(Increase) decrease in:
Accounts receivables	1,487	(3,146)
Inventory	1,222,177	(663,165)
Other current assets	30,384	(38,817)
Increase (decrease) in:
Accounts payable	272,044	404,091
Accrued expenses	231,865	142,500
Payroll liabilities	179,217	(40,509)
Total adjustments	6,079,716	2,303,360
Net cash used by operating activities	(1,893,215)	(5,012,526)

Investing Activities
Purchase of furniture and equipment	36,608	(228,552)
Development of Patents and trademarks		(32,777)
Purchase of Treasury Stock	(170,000)
Net cash used by investing activities	(133,392)	(261,329)
`
Cash Flows from Financing Activities
Increase in Checks Drawn in Excess of Bank Balance	(4,706)	4,706
Proceeds from borrowing	957,305	1,921,727
Deferred stock sales	-	12,693
Repayment of borrowing	(5,000)	(18,400)
Proceeds from issuance of common stock	479,593	2,381,932
Proceeds from exersice of options and warrants	630,100	539,494
Proceeds from debt converted to common stock	-	432,000
Net cash provided by financing activities	2,057,292	5,274,152

Net (Decrease) Increase in Cash	30,685	297

Cash at Beginning of Period	609	312

Cash at End of Period	$31,294	$609

Supplemental disclosures of cash flow information and
noncash investing and financing activities:
Debt and accrued interest converted to common stock	$889,831	$30,859
Satisfaction of accounts payable through issuance of common stock	$817,501	$-
Prepaid loan costs	$-	$213,611
Change in par value	$-	$145,418
Cancellation of PSPM shares not exchanged for PSRU shares	$7	$-
Detachable warrants issued with convertible debt	$352,063	$388,214
Benefical conversion feature of convertible debt	$2,159,429	$1,976,493
Property and equipment additions included in accounts payable	$13,396	$-
Inventory additions included in accounts payable	$170,040	$458,540
Intangible asset additions included in accounts payable	$60,159	$443,603

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

PureSpectrum, Inc.
Notes to Financial Statements

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Trade accounts receivable consist primarily of inventory sales. The Company sells products to its customers based on its standard credit policies and regularly reviews accounts receivable for any bad debts. The review for bad debts is based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance was deemed necessary at December 31, 2010 or 2009.

INVENTORIES
Inventories are stated at the lower cost or market on the first-in, first out method.

PureSpectrum, Inc.
Notes to Financial Statements

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

During the year ended December 31, 2010, the Company did not recognize any impairment loss for the year.  The Company did recognize $53,819 in impairment losses for the year ended December 31, 2009.

IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets consist of patents.  The Company capitalizes the external costs, such as legal costs and filing fees, associated with obtaining patents and amortizes these costs using the straight-line method over the estimated life of the patent, generally 17 years, beginning on the date the patent is issued.  During the year ended December 31, 2010 the company did not recognize any impairment loss for the year.  The Company recognized $3,013 in impairment losses for the year ended December 31, 2009.

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

PureSpectrum, Inc.
Notes to Financial Statements
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

SHIPPING AND HANDLING
Shipping and handling costs incurred were $34,952 and $11,495, for the years ended December 31, 2010 and 2009, respectively, and are included in selling, general and administrative expenses. The amount of revenue received for shipping and handling was less than 10.00% and 0.05% of sales to customers for the years ended December 31, 2010 and 2009, respectively.

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

Certain guidance located within Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company had no uncertain tax positions for the year ended December 31, 2010.

PureSpectrum, Inc.
Notes to Financial Statements

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

The estimated fair value of options and warrants granted is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Options		Warrants
	Year Ended		Year Ended
	December 31,		December 31,
	2010	2009	2009	2009
Expected dividend yield	0%	0%	0%	0%
Expected volatility	42.46%	55.17%	42.46%	55.42%
Risk-free interest rate	1.52%	1.90%	1.52%	1.55%
Expected life of options	4 years	4 years	4 years	4 years

For the years ended December 31, 2010 and 2009, respectively, the weighted average grant date fair value per share for options was $0.033 and $0.093, respectively.  For the two years ended December 31, 2010, the weighted average grant date fair value per share for warrants was $0.158 and $0.735, respectively.

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

US GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the limited historical employee turnover experience of the Company. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0.0% as of December 31, 2010.

For the two years ended December 31, 2010, the Company recognized approximately, $1,296,659 and $635,313, respectively, in stock-based compensation.

As of December 31, 2010, there were no unvested options or warrants.

PureSpectrum, Inc.
Notes to Financial Statements

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

	Twelve months ended
	December 31,
	2010	2009
Actual
Numerator:
Net loss attributable to common stockholders	$(7,972,931)	$(7,315,886)

Denominator:
Weighted average common shares	334,910,851	172,251,094

Basic net loss per common share	$(0.02)	$(0.04)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Convertible debt	832,360,003	14,824,899
Common stock options	44,136,929	15,980,713
Common stock warrants	72,000,000	17,500,000
	948,496,932	48,305,612

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

PureSpectrum, Inc.
Notes to Financial Statements

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

NOTE 2 – GOING CONCERN
The accompanying financial statements have been prepared in conformity US GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has incurred net losses from operations of $7,972,931 for the year ended December 31, 2010.  In addition, at December 31, 2010, the Company has an accumulated deficit of $22,184,093 and negative working capital of approximately $2,560,437.

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

Management plans to obtain additional capital investments to enable the Company to continue operations and increase revenues in 2011. There are no assurances that management will be able to successfully generate revenue and/or reduce expenses sufficient to attain profitability, or continue to attract the capital necessary to support the business.

PureSpectrum, Inc.
Notes to Financial Statements

NOTE 3 - INVENTORIES
The Company does not manufacture its own products and uses third party manufactures for its finished goods.  Finished goods in inventory are as follows:

	2010	2009
Compact Fluorescent Light Bulbs	$37,983	$1,121,705
Step Dimming Ballasts	31,585	0
	$69,568	$1,121,705

NOTE 4 - FURNITURE AND EQUIPMENT
At December 31, 2010 and 2009, furniture and equipment consisted of the following:

	2010	2009
Furniture and Equipment	$91,321	$111,540
Software	150,144	135,904
Leasehold Improvements	0	6,372
	241,465	253,816
Less accumulated depreciation	53,558	24,579
	$187,907	$229,237

Depreciation expense for the years ended December 31, 2010 and 2009, was $45,962 and $20,252, respectively.

NOTE 5 - INTANGIBLE ASSETS
At December 31, 2010 and 2009, intangible assets consisted of the following:

	2010	2009
Intangible assets subject to amortization:
Patents –gross	$598,365	$572,817
Less accumulated amortization	11,752	6,745
Patents-net	$586,613	$566,072

Intangible assets not subject to amortization:
Trademarks	$164,111	$144,672

Amortization expense for total intangible assets for the years ended December 31, 2010 and 2009, amounted to $5,006, and $4,506, respectively.

Approximate future amortization expense for the five fiscal years and thereafter subsequent to December 31, 2010 was as follows:

2011	$5,008
2012	$5,008
2013	$5,008
2014	$5,008
2015	$5,008
Thereafter	$561,572

PureSpectrum, Inc.
Notes to Financial Statements

NOTE 6 – NOTES PAYABLE
Notes payable consist of the following:
	December 31, 2010	December 31, 2009
Note payable, unsecured, to shareholder at 5% interest, payable upon demand	61,650	61,650
Note payable, unsecured, to officer at 12% interest, payable upon demand, satisfied by common stock issuance	-	18,867
Note payable, unsecured, to officer at 5% interest, payable upon demand	-	205,111
	61,650	285,628
Less current portion	61,650	266,761
Long term portion	-	18,867

NOTE 7 – CONVERTIBLE NOTES AND DEBENTURES PAYABLE
Convertible debt consists of the following:

	December 31, 2010	December 31, 2009
Convertible notes issued to investors, net of discount of $0 and $125,000, as of December 31, 2010 and December 31, 2009, respectively	$ -	$ 125,000
Convertible notes issued to investor, net of discount of $0 and $0, as of December 31, 2010 and December 31, 2009, respectively	0	213,985
Convertible notes issued to an investor, net of discount of $21,246 as of December 31, 2010, see explanation (C) (D) (E) (H) (I) below.	213,754	-
Convertible debentures issued to investors, net of discount of $670,800 and $1,037,700, as of December 31, 2010 and December 31, 2009, respectively, see explanation (A) below.	447,200	115,300
Convertible notes issued to investor, net of discount of $22,418, as of December 31, 2010, see explanation (J) (K) (L) (M) below.	162,582	-
Convertible notes issued to investor, net of discount of $, as of December 31, 2010, see explanation (F) (G) (N) below.	125,000	-
Convertible notes issued to investor, net of discount of $174,796, as of December 31, 2010, see explanation (O) (P) below.	15,204	-
Convertible notes issued to investor, net of discount of $, as of December 31, 2010, see explanation (B) below.	75,000
	1,038,740	454,285
Less current portion	0	276,485
Long term portion	1,038,740	177,800

(a)
In August 2009 the Company sold in a private placement $1,585,000 in 3 year, 8% convertible debentures due December 31, 2012. The debentures are convertible into shares of common stock at $0.15 per share. In November 2009, $432,000 and in January 2010 $35,000 of the convertible debentures were converted into 2,880,000 and 233,333, respectively, of common stock. In addition since the convertible debentures are convertible into equity at the option of the debenture holder at beneficial conversion rates, $1,585,000 was recorded as a discount to the convertible debt, in accordance with US GAAP and will be amortized as interest expense over the 40 month term of the notes or on conversion whichever comes first.  The interest expense for the amortization of debt discount for the years ended December 31, 2010 and 2009 were $366,900 and $547,300, respectively.

PureSpectrum, Inc.
Notes to Financial Statements

(b)  On April 14, 2010, the company issued a convertible note in the amount of $75,000.  The note is repayable upon demand anytime after October 14, 2010 at the face value of $75,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after October 14, 2010 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $75,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP.

(c) On March 12, 2010, the company issued a convertible note in the amount of $150,000.  The note is repayable upon demand anytime after September 12, 2010 at the face value of $150,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after September 12, 2010 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $150,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP.

(d) On June 28, 2010, the company issued a convertible note in the amount of $25,000.  The note is repayable upon demand anytime after December 28, 2010 at the face value of $25,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after December 28, 2010 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $25,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP.

(e) On June 10, 2010, the company issued a convertible note in the amount of $25,000.  The note is repayable upon demand anytime after December 12, 2010 at the face value of $25,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after December 12, 2010 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $25,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP.

(f) On June 28, 2010, the company issued a convertible note in the amount of $25,000.  The note is repayable upon demand anytime after December 28, 2010 at the face value of $25,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after December 28, 2010 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $25,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP.

(g) On June 10, 2010, the company issued a convertible note in the amount of $25,000.  The note is repayable upon demand anytime after December 12, 2010 at the face value of $25,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after December 12, 2010 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $25,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP.

(h) On October 12, 2010, the company issued a convertible note in the amount of $25,000.  The note is repayable upon demand anytime after April 12, 2011 at the face value of $25,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after April 12, 2011 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $25,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP.  The interest expense for the amortization of aggregate debt discount through December 31, 2010 was $10,989.

(i) On November 11, 2010, the company issued a convertible note in the amount of $10,000.  The note is repayable upon demand anytime after May 11, 2011 at the face value of $10,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after May 11, 2011 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $10,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP. The interest expense for the amortization of aggregate debt discount through December 31, 2010 was $2,765.

(j) On April 30, 2010, the company issued a convertible note in the amount of $75,000.  The note is repayable upon demand anytime after October 29, 2010 at the face value of $75,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after October 29, 2010 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $75,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP.

(k) On June 21, 2010, the company issued a convertible note in the amount of $75,000.  The note is repayable upon demand anytime after December 18, 2010 at the face value of $75,000 plus accrued interest at 21%.  The note is convertible into shares ofcommon stock at any time after December 18, 2010 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $75,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP.

                                                                              PureSpectrum, Inc.
                                                        Notes to Financial Statements

(l) On October 12, 2010, the company issued a convertible note in the amount of $25,000.  The note is repayable upon demand anytime after April 12, 2011 at the face value of $25,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after April 12, 2011 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $25,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP. The interest expense for the amortization of aggregate debt discount through December 31, 2010 was $10,989.

(m) On December 12, 2010, the company issued a convertible note in the amount of $10,000.  The note is repayable upon demand anytime after June 2, 2011 at the face value of $10,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after June 2, 2011 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $10,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP. The interest expense for the amortization of aggregate debt discount through December 31, 2010 was $1,593.

(n) On April 21, 2010, the company issued a convertible note in the amount of $75,000.  The note is repayable upon demand anytime after October 1, 2010 at the face value of $75,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after October 1, 2010 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.25 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $75,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP.

(o) On December 21, 2010, the company issued a convertible note in the amount of $170,000.  The note is repayable upon demand anytime after June 21, 2011 at the face value of $170,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after June 21, 2011 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.05 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $170,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP. The interest expense for the amortization of aggregate debt discount through December 31, 2010 was $14,105.

(p) On December 21, 2010, the company issued a convertible note in the amount of $20,000.  The note is repayable upon demand anytime after June 21, 2011 at the face value of $20,000 plus accrued interest at 21%.  The note is convertible into shares of common stock at any time after June 21, 2011 at 50% of the average trading price of the Company’s common stock for the 5 business days prior to conversion, not to exceed $0.05 per share and no lower than $0.001 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $20,000 was recorded at the date of issuance as a discount to the convertible debt and was amortized to interest expense, in accordance with US GAAP. The interest expense for the amortization of aggregate debt discount through December 31, 2010 was $1,099.

NOTE 8 – OPTIONS AND WARRANTS
Options and warrants generally vest immediately upon grant.  The Company has historically issued warrants related to raising capital.  As of December 31, 2010, the Company has 44,136,929 options outstanding and exercisable and 72,000,000 warrants outstanding and exercisable.

Information about stock options and warrants outstanding at December 31, 2010 and December 31, 2009 is summarized below:

	Shares		Weighed Average Exercise Price Per Share		Weighed Average Remaining Contractual Life
		Stock		Stock		Stock
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at December 31, 2008	0	40,543,858	-	0.076	-	3.3
Granted	28,500,000	3,915,713	0.047	0.411	3.2	3.5
Exercised	(11,000,000)	(10,279,860)	0.005	0.017	3.0	1.2
Cancelled or Expired	-	(18,198,998)	-	0.128	-	2.7
Outstanding at December 31, 2010	17,500,000	15,980,713	0.073	0.139	3.4	2.8
Exercisable at December 31, 2010	17,500,000	15,980,713	0.073	0.139	3.4	2.8
Outstanding at December 31, 2009	17,500,000	15,980,713	0.725	0.139	3.4	2.8
Granted	79,000,000	43,571,216	0.740	0.030	3.2	3.2
Exercised	(17,500,000)	(8,625,000)	0.020	0.030	2.4	1.6
Cancelled or Expired	(7,000,000)	(6,790,000)	1.250	0.080	2.6	1.4
Outstanding at December 31, 2010	72,000,000	44,136,929	0.750	0.060	3.2	3.2
Exercisable at December 31, 2010	72,000,000	44,136,929	0.750	0.060	3.2	3.2

PureSpectrum, Inc.
Notes to Financial Statements

NOTE 9 - OPERATING LEASES AND OTHER COMMITMENTS AND CONTINGENCIES
Rental of space, office and data processing equipment under operating leases were approximately $68,251 and $93,769 for the years ended December 31, 2010 and 2009, respectively. The approximate minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2010 are:

2011	$18,000
2012	15,000
2013	0
2014	0
2015	0
Thereafter	0
$33,000

Employment Agreements
Gregory K. Clements, Effective October 8, 2010  the Company entered into an interim employment agreement with Mr. Clements, to serve as the Company’s president and chief financial officer.  The agreement provides in part for Mr. Clements to receive an annual salary of $96,000.  He will also be issued  fifteen (15) million shares of the Company’s common stock on the one year anniversary date of the agreement subject to certain performance goals including but not limited to the Company securing annual sales of $360,000 or the Company can demonstrate that  monthly sales of at least $30,000 is achievable.

NOTE 11 - RELATED PARTY TRANSACTIONS

 In January 2010, an officer of the Company provided loans to the Company in the amount of $68,000, this increased the officers total amount of loans to $268,107 that was subsequently converted into 10,943,145 shares of the Company’s common stock on June 14, 2010.

On January 6, 2010, an $18,867 loan, along with $11,075 in interest, made by an officer to the Company was converted into 732,380 shares of the Company’s common stock.

 On January 28, 2010, two officers and an employee of the Company assigned 1,050,000 warrants (for no remuneration) in a private transaction to two investors.  The warrants were then re-priced at $0.04 conditional on immediate exercise.  The Company received $44,000 in cash upon the exercise of the warrants.

During the month of July, 2010, the company issued Common Stock Purchase Warrants that totaled 3,698,191 to employees as a normal course of business and to a Board Member in recognition of their service to the company

In December 2010 issued Common Stock that totaled 45,000,000 to employees as a condition of their employment contracts.

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

NOTE 13 - SUBSEQUENT EVENTS

On March 1, 2011 the Company issued a secured convertible promissory note in the principal amount of $12,500.  The note is due September 1, 2011 and is convertible at any time after September 1, 2011 to common stock at a Fifty
Percent (50%) discount to the "Fair Market Value" (the “Conversion Rate”) but not to exceed Five Cents ($0.05) per share.  In no case shall the conversion price be less than One Hundredth of One Cent ($0.0001).

On March 1, 2011, the Company issued 12,500,000 shares of common stock in exchange for cancellation of a $12,500 portion of an outstanding promissory note dated April 30, 2010.

On March 10, 2011 the Company issued a secured convertible promissory note in the principal amount of $7,500.  The note is due September 10, 2011 and is convertible at any time after September 10, 2011 to common stock at a Fifty
Percent (50%) discount to the "Fair Market Value" (the “Conversion Rate”) but not to exceed Five Cents ($0.05) per share.  In no case shall the conversion price be less than One Hundredth of One Cent ($0.0001).

On March 11, 2011, the Company issued 20,000,000 shares of common stock in exchange for cancellation of a $15,000 portion of an outstanding promissory note dated April 30, 2010.

On March 14, 2011 the Company issued a secured convertible promissory note in the principal amount of $7,500.  The note is due September 14, 2011 and is convertible at any time after September 14, 2011 to common stock at a Fifty
Percent (50%) discount to the "Fair Market Value" (the “Conversion Rate”) but not to exceed Five Cents ($0.05) per share.  In no case shall the conversion price be less than One Hundredth of One Cent ($0.0001).

On March 14 2011, the Company issued 20,000,000 shares of common stock in exchange for cancellation of a $15,000 portion of an outstanding promissory note dated April 12, 2010.

On April 4, 2011 the Company issued a secured convertible promissory note in the principal amount of $12,500.  The note is due October 4, 2011 and is convertible at any time after October 4, 2011 to common stock at a Fifty
Percent (50%) discount to the "Fair Market Value" (the “Conversion Rate”) but not to exceed Five Cents ($0.05) per share.  In no case shall the conversion price be less than One Hundredth of One Cent ($0.0001).

On April 4, 2011, the Company issued 20,000,000 shares of common stock in exchange for cancellation of a $10,000 portion of an outstanding promissory note dated April 12, 2010.

On April 7, 2011 the Company issued a secured convertible promissory note in the principal amount of $7,000.  The note is due October 7, 2011 and is convertible at any time after October 7, 2011 to common stock at a Fifty
Percent (50%) discount to the "Fair Market Value" (the “Conversion Rate”) but not to exceed Five Cents ($0.05) per share.  In no case shall the conversion price be less than One Hundredth of One Cent ($0.0001).

On April 11, 2011, the Company issued 25,000,000 shares of common stock in exchange for cancellation of a $7,000 portion of an outstanding promissory note dated March 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURESPECTRUM, INC.
(Registrant)

By:	/S/ Gregory K. Clements
Name: Gregory K. Clements
Title: President and Chief Executive Officer (Principal Executive Officer)

Dated: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Gregory K. Clements Gregory K. Clements	President and Director [Principal Executive Officer]	April 14, 2011