Form 10-Q
period 2011-03-31
PURESPECTRUM, INC.
filed 2011-05-23
CIK 1415306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 333-1418158

PURESPECTRUM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2233202
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
118 Pipemakers Circle Suite 105 Pooler, GA 31322
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                  (912) 308-0108[Missing Graphic Reference]
Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒          No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐          No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer     Accelerated filer     Non-accelerated filer     Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          YES  NO ☒

As of May 16, 2011 there were 486,650,842 shares of our $0,0001 par value common stock issued and outstanding.

.

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

PART I

Item 1.  Condensed Financial Statements

PureSpectrum, Inc.
Condensed Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash	$1,762	$31,294
Accounts Receivables	1,092	1,659
Inventory	31,775	69,568
Other Current Assets	10,643	12,145
Total Current Assets	45,272	114,666

Furniture & Equipment, net of accumulated depreciation	176,331	187,910

Other Assets
Patents, net of accumulated amortization	585,361	586,613
Trademarks	164,110	164,110
Total Assets	$971,074	$1,053,299

Liabilities and Stockholders' Deficit
Current Liabilities
Checks Drawn In Excess of Bank Balance	-	-
Accounts Payable	1,253,659	1,263,065
Accrued Expenses	321,317	290,690
Payroll Liabilities	243,853	243,853
Convertible Debt, current portion, net of discount $113,938 and $0, respectively	724,988	591,540
Notes Payable, current poriton	224,305	224,305
Notes Payable-Related parties, current poriton	61,650	61,650
Total Current Liabilities	2,829,772	2,675,103

Long-term Liabilities
Accounts Payable, satisfied by common stock issuance	-	-
Accrued expenses, satisfied by common stock issuance	-	-
Notes Payable-Related parties, satisfied by common stock issuance	-	-
Convertible Debentures, net of discount $586,950 and $670,800, respectively	531,050	447,200
Total Long-term Liabilities	531,050	447,200

Stockholders' Deficit
Preferred Stock, $0.0001 Par Value, 50,000,000 Shares Authorized, 2,000,000 and 0 Shares Issued and Outstanding at March 31, 2011 and December 31, 2010, respectively	200	200
Common Stock, $0.0001 Par Value, 900,000,000 Shares Authorized, 486,650,842 and 434,150,842 Shares Issued at March 31, 2011 and December 31, 2010, respectively	48,666	43,416
Additional Paid In Capital	20,306,221	20,241,473
Treasury Stock	(170,000)	(170,000)
Prepaid Loan Costs	-	-
Accumulated Deficit	(22,574,835)	(22,184,093)
Total Stockholders' Deficit	(2,389,748)	(2,069,004)
Total Liabilities and Stockholders' Deficit	$971,074	$1,053,299

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.
Condensed Statements of Operations (Unaudited)

	For the three months ended March 31,
	2011	2010

Revenues	$25,682	$9,079

Cost of Goods Sold	35,732	6,497

Gross Profit on Sales	$(10,050)	$2,582

Expenses
Share Based Compensation	-	262,738
Research and Development	-	131,743
Other General and Administrative Expenses	89,826	1,210,756
Total Expense	89,826	1,605,237
Net Loss from Operations	(99,876)	(1,602,655)

Other (Expense) Income
Interest Income	-	-
Gain on AP Settlement	-	-
Loss on Asset Disposal	-	-
Inventory Impairment Write Down	-	-
Interest Expense	(290,866)	(709,782)
Total Other (Expense) Income	(290,866)	(709,782)
Net Loss	$(390,742)	$(2,312,437)

Weighted Average Basic & Fully Diluted Outstanding Shares	436,938,513	222,189,477

Basic & Fully Diluted Loss per Share	$(0.00)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.
Condensed Statements of Cash Flow (Unaudited)

	For the three months ended March 31
	2011	2010
Operating activities
Net loss	$(390,742)	$(2,312,437)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	12,831	11,681
Share based compensation	-	262,738
Amortization of detachable warrants issued with convertible debt	-	378,410
Amortization of the beneficial conversion feature	259,797	173,864
Services exchanged for common stock	-	135,000
Stock issued for commitment fee collateral	-	250,000
Amortization of prepaid loan costs	-	106,805
Gain on Settlement of Accounts Payable	-	-
Loss on disposal od assets	-	-
(Increase) decrease in:	-	-
Accounts receivables	567	(770)
Inventory	207,833	7,310
Other current assets	1,502	(9,506)
Increase (decrease) in:	-	-
Accounts payable	(179,446)	(240,027)
Accrued expenses	30,626	15,773
Payroll liabilities	-	10,425
Total adjustments	333,710	1,101,703
Net cash used by operating activities	(57,033)	(1,210,734)

Investing Activities
Purchase of furniture and equipment	-	(17,718)
Development of Patents and trademarks	-	-
Purchase of Treasury Stock	-	-
Net cash used by investing activities	-	(17,718)
`
Cash Flows from Financing Activities
Increase in Checks Drawn in Excess of Bank Balance	-	105,400
Proceeds from borrowing	27,500	218,000
Proceeds from issuance of stock issued for conversion of debt	-	-
Repayment of borrowing	-	(5,000)
Proceeds from issuance of common stock	-	329,593
Proceeds from exersice of options and warrants	-	580,100
Proceeds from debt converted to common stock	-	-
Net cash provided by financing activities	27,500	1,228,093

Net (Decrease) Increase in Cash	(29,533)	(359)

Cash at Beginning of Period	31,294	609

Cash at End of Period	$1,762	$250

Supplemental disclosures of cash flow information and
noncash investing and financing activities:
Debt and accrued interest converted to common stock	$42,500	$221,979
Satisfaction of accounts payable through issuance of common stock	$-	$200,000
Cancellation of PSPM shares not exchanged for PSRU shares	$-	$7
Detachable warrants issued with convertible debt	$-	$271,763
Benefical conversion feature of convertible debt	$27,500	$406,416
Property and equipment additions included in accounts payable	$-	$422
Inventory additions included in accounts payable	$170,040	$155,104
Intangible asset additions included in accounts payable	$-	$1,394

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.
Statements of Changes in Stockholders' Deficit
For the Period From December 31, 2009 through March 31, 2011

	Preferred Shares	Preferred Amount	Common Shares	Common Amount	Additional Paid in Capital	Prepaid Loan Costs	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
Balance - December 31, 2009	-	$-	215,455,090	$21,546	$13,875,015	$(106,805)	$(14,211,159)	$-	$(421,403)

Stock Issued for Cash(Unaudited)	-	-	12,571,312	1,257	328,336	-	-	-	329,593
Stock Issued for Services (Unaudited)	2,000,000	200	2,616,667	262	134,738	-	-	-	135,200
Share Based Compensation (Unaudited)	-	-	45,000,000	4,500	635,312	-	-	-	639,812
Issuance of warrants and BCF associated with convertible debt (Unaudited)	-	-	-	-	2,341,491	-	-	-	2,341,491
Stock issued upon exercise of warrants and options (Unaudited)	-	-	25,694,662	2,570	627,530	-	-	-	630,100
Stock issued upon debt conversion (Unaudited)	-	-	122,648,521	12,265	1,845,066	-	-	-	1,857,331
Stock issued upon redemption of convertible debentures (Unaudited)	-	-	233,333	23	34,977	-	-	-	35,000
Stock issued for commitment fee collateral (Unaudited)	-	-	10,000,000	1,000	249,000	-	-	-	250,000
Amortization of Prepaid Loan Costs (Unaudited)	-	-	-	-	-	106,805	-	-	106,805
Cancellation of expired stock (Unaudited)	-	-	(68,743)	(7)	7	-	-	-	-
Purchase of treasury stock (Unaudited)	-	-	-	-	-	-	-	(170,000	(170,000)
Net Loss (Unaudited)	-	-	-	-	-	-	(7,972,931)	-	(7,972,931)
Balance - December 31, 2010 (Unaudited)	2,000,000	$200	434,150,842	$43,416	$20,071,472	$-	$(22,184,090)	$(170,000	$(2,239,002)

Stock Issued for Cash (Unaudited)	-	-	-	-	-	-	-	-	-
Stock Issued for Services (Unaudited)	-	-	-	-	-	-	-	-	-
Share Based Compensation (Unaudited)	-	-	-	-	-	-	-	-	-
Issuance of warrants and BCF associated with convertible debt (Unaudited)	-	-	-	-	27,500	-	-	-	27,500
Stock issued upon exercise of warrants and options (Unaudited)	-	-	-	-	-	-	-	-	-
Stock issued upon debt conversion (Unaudited)	-	-	52,500,000	5,250	37,250	-	-	-	42,500
Stock issued upon redemption of convertible debentures (Unaudited)	-	-	-	-	-	-	-	-	-
Stock issued for commitment fee collateral (Unaudited)	-	-	-	-	-	-	-	-	-
Amortization of Prepaid Loan Costs (Unaudited)	-	-	-	-	-	-	-	-	-
Cancellation of expired stock (Unaudited)	-	-	-	-	-	-	-	-	-
Purchase of treasury stock (Unaudited)	-	-	-	-	-	-	-	-	-
Net Loss (Unaudited)	-	-	-	-	-	-	(390,742)	-	(390,742)
Balance - March 31, 2011 (Unaudited)	2,000,000	$200	486,650,842	$48,666	$20,136,222	$-	$(22,574,832)	$(170,000	$(2,559,744)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. Generally Accepted Accounting Principles US GAAP.  All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the financial statements, have been included.  The results of operations for the period ended March 31, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2010 included in PureSpectrum Inc.'s Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2011 presentation.

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

The Company is authorized to issue 950 million shares, consisting of (a) 900 million shares of common stock, par value $0.0001 per share and (b) 50 million shares of preferred stock, par value $0.0001 per share, which may be issuable in one or more series.  Each common share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2011, and December 31, 2010, there were 486,650,842 and 351,691,363 common shares issued and outstanding, respectively. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of March 31, 2011, and December 31, 2010, there were 2,000,000 and 2,000,000 shares of the Company's preferred stock issued or outstanding, respectively.  Each Series B preferred share entitles the holder thereof to five hundred (500) votes per share and may vote on any action requiring any class of shares to vote.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses from operations of $390,742 for the three months ended March 31, 2011.  In addition, at March 31, 2011, the Company has an accumulated deficit of $22,574,835 and negative working capital of $2,784,500.

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

	Three months ended
	March 31,
	2011	2010
Actual
Numerator:
Net loss attributable to common stockholders	$(390,742)	$(2,312,437)

Denominator:
Weighted average common shares	436,938,513	222,189,477

Basic net loss per common share	$(0.00)	$(0.01)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Convertible debt	614,311,820	31,311,942
Common stock options	44,136,929	7,355,713
Common stock warrants	72,000,000	15,000,000
	730,448,749	53,667,655

NOTE 6 – NOTES PAYABLE
Notes payable consist of the following:
	March 31, 2011	December 31, 2010
Note payable, unsecured, to shareholder at 5% interest, payable upon demand	61,650	61,650
Note payable, unsecured, to officer at 5% interest, payable upon demand	-	205,111
	61,650	266,761
Less current portion	61,650	266,761
Long term portion	-	-

NOTE 7 – CONVERTIBLE NOTES AND DEBENTURES PAYABLE
Convertible debt consists of the following:

	March 31, 2011	March 31, 2010
Convertible notes issued to an investor, net of discount of $0 as of March 31, 2011	$-	$125,000
Convertible notes issued to an investor, net of discount of $0 as of March 31, 2011	0	213,985
Convertible notes issued to an investor, net of discount of $10,718 as of March 31, 2011	242,816	-
Convertible debentures issued to investors, net of discount of $922,350 and $1,037,700, as of March 31, 2011 and December 31, 2010, respectively	531,050	115,300
Convertible notes issued to an investor, net of discount of $11,919 as of March 31, 2011	170,973	-
Convertible notes issued to an investor, net of discount of $0 as of March 31, 2011	125,000	-
Convertible notes issued to an investor, net of discount of $80,839 as of March 31, 2011	109,161	-
Convertible notes issued to an investor, net of discount of $0 as of March 31, 2011	75,000	-
Convertible notes issued to an investor, net of discount of $10,462 as of March 31, 2011	2,038	-
	1,256,038	454,285
Less current portion	724,988	276,485
Long term portion	531,050	177,800

NOTE 8 – OPTIONS AND WARRANTS

Options and warrants generally vest immediately upon grant.  The Company has historically issued warrants related to raising capital.  As of March 31, 2011, the Company has 44,136,929 options outstanding and exercisable and 72,000,000 warrants outstanding and exercisable.

Information about stock options and warrants outstanding at March 31, 2011 and December 31, 2010 is summarized below:

	Shares		Weighed Average Exercise Price Per Share		Weighed Average Remaining Contractual Life
		Stock		Stock		Stock
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at December 31, 2010	72,000,000	44,136,929	0.750	0.060	3.2	3.2
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled or Expired	-	-	-	-	-	-
Outstanding at March 31, 2011	72,000,000	44,136,929	0.750	0.060	3.0	3.0
Exercisable at March 31, 2011	72,000,000	44,136,929	0.750	0.060	3.0	3.0

NOTE 9 - OPERATING LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

Rental of office space and data processing equipment under operating leases were approximately $4,500 and $23,907 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Not applicable

NOTE 11 - SUBSEQUENT EVENTS

On April 4, 2011 the Company issued a Convertible Promissory Note in the amount of $12,500.  The Note is due October 4, 2011  Have convertibility features been established?  If yes,  discuss.

On April 7, 2011 the Company issued a Convertible Promissory Note in the amount of $7,500.  The Note is due October 7, 2011.

On April 7, 2011 the Company issued a Convertible Promissory Note in the amount of $7,500.  The Note is due October 7, 2011.

On May 5, 2011 the Company issued a Convertible Promissory Note in the amount of $10.000.  The Note is due November 5, 2011.

On May 5, 2011 the Company created a wholly owned subsidiary, Tomorrows Lighting, Inc., a Nevada corporation and transferred its lighting patents to the new corporation.

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

Our products were initially sold through distributors.  We were not successful and changed our business plan to  focus  on Internet sales and other direct marketing methods.  In order to finance its ongoing operations, the Company executed multiple secured convertible promissory notes with several creditors.   The secured creditors filed U.C.C. security interests encumbering all of the Company’s assets now owned or hereafter acquired and the proceeds thereof.  The secured convertible promissory notes are in default.

                                  The Company will continue to look into various financing opportunities.  However, there is no assurance that additional financing will be available to us when needed or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to decrease or cease operations.  The issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining additional loans, including commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments

Results of Operations:   For the Three ended March 31, 2011 and 2010

Revenues

For the three months ended March 31, 2011, we recognized $25,682 in revenues compared to $9,079 in revenue for the three months ended March 31, 2010.

Expenses

For the three months ended March 31, 2011, our expenses were $89,826 compared with $1,605.237 for the three months ended March 31, 2010.  These expenses were primarily comprised of professional and consulting fees ($15,000 for 2011 compared to $389,877 for 2010), compensation ($47,498 for 2011 compared to $326,703 for 2010), other general and administrative expenses ($27,328 for 2011 compared to $331,553 for 2010).

Net Income (loss)

For the three months ended March 31, 2011, our net loss was $390,742 compared with a net loss of $2,312,437 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had a working capital deficit of $2,684,500.  This compares to a working capital deficit of $2,560,437 as of December 31, 2010.  Cash on hand was $1,762 compared to cash of $31,294 as of December 31, 2010.  Inventories were $31,294 and $69,568 as of March 31, 2011 and December 31, 2010, respectively.  Accounts payable as of March 31, 2011 were $1,253,659 compared to $1,263,065 as of December 31, 2010.  Current portion of convertible notes payable as of March 31, 2011 were $724,988 and compares to $591,540 as of December 31, 2010.

Going Concern

Our financial statements contain a note regarding concern about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates.  Note 1 of the “Notes to Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2010, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.  For the period ended March 31, 2011, there were no significant changes to our critical accounting policies.

ITEM 3. - Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. - Controls and Procedures.

(a)           Disclosure Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2011 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, Management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2011, because of material weaknesses in its internal control over financial reporting.

A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company's limited resources, management has not developed a plan to mitigate the above material weaknesses without the assistance of an independent escrow agent.  In furtherance thereof, and with the agreement of the secured creditors,  all  monies received from either product sales or from any financing, are deposited in an attorney’s escrow account established by the Company at the request of the secured creditors.  Distributions from the escrow account must be approved by the secured creditors

 Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

 (b)           Changes in Internal Control over Financial Reporting.

Except as set forth above, there have been no changes in the Company’s processes and procedures during the three months ended March 31, 2011, that materially affected or is reasonably expected to materially affect the Company’s internal control over financial reporting.

(c)            Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II

ITEM 1. - Legal Proceedings

On February 16, 2011 we were sued in the Superior Court of Los Angeles County by Arcata Electronics, Inc.  (Case No, YCO64215).  The suit alleges breach of two purchase and sales agreements in connection with the purchase and sale of electronic goods.  The Plaintiff seeks $170,000 in connection with the purchase and sale of the electronic goods plus related costs.

We are currently in settlement negotiations.  If we cannot come to a negotiated settlement,  we do not believe that we will have sufficient resources to defend this action in court.

ITEM 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011 the company issued 52,500,000 common shares to satisfy outstanding debt obligations

At all times relevant:

- the  sale  was  made  to  a  sophisticated  or  accredited  investor;

-  we gave the purchaser the opportunity to ask questions and receive answers concerning  the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of  the  limitations on resale of the securities; and

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising

In issuing  the foregoing securities,  we relied on the exemptive provisions of Section 4(2) or Regulation  D of the Securities Act.

ITEM 3.  Defaults Upon Senior Securities

On October 29, 2010 , the Company entered a Forbearance  Agreement (the "Agreement")  with its secured creditors. In order to finance its ongoing operations, the Company  executed multiple secured convertible promissory notes  totaling $756,436with several  creditors.

These notes are in default.

 The secured creditors have filed U.C.C. security interests encumbering all of the Company's assets now owned or hereafter acquired and the proceeds thereof.  Barclay Lyons, LLC  has a priority security interest.

ITEM 4 - [Removed and Reserved]

ITEM 5. -  Other Information

There is no information that was required to be disclosed by the Company on Form 8-K during the first quarter of 2011, that was not reported.

ITEM 6. - Exhibits
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURESPECTRUM, INC.
By:	/s/Gregory Clements Gregory Clemen President/CEO and CFO (Principal Executive Officer)
DATE: May 23, 2011