Form 10-Q
period 2011-06-30
PURESPECTRUM, INC.
filed 2011-08-11
CIK 1415306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-1418158

PURESPECTRUM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2233202
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
7 Dey Street Suite 1503 New York, NY 10007
(Address of principal executive offices, including zip code)
118 Pipemakers Circle Suite 105 Pooler, GA 31322
(Former address of principle executive offices, including zip code)

Registrant’s telephone number, including area code;   (912) 318-9148

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

As of August 10, 2011 there were 876,368,278 shares of our $0,0001 par value common stock issued and outstanding.

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

PART I

Item 1.  Condensed Financial Statements

PureSpectrum, Inc.
Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash	$200	$31,294
Accounts Receivables	399	1,659
Inventory	31,669	69,568
Other Current Assets	11,819	12,145
Total Current Assets	44,087	114,666

Furniture & Equipment, net of accumulated depreciation	165,652	187,910

Other Assets
Patents, net of accumulated amortization	584,207	586,613
Trademarks	164,110	164,110
Total Assets	$958,056	$1,053,299

Liabilities and Stockholders' Deficit
Current Liabilities
Checks Drawn In Excess of Bank Balance	-	-
Accounts Payable	1,299,957	1,263,065
Accrued Expenses	508,628	290,690
Payroll Liabilities	243,853	243,853
Convertible Debt, current portion, net of discount $34,643 and $218,460,
respectively	804,562	591,540
Notes Payable, current poriton	224,305	224,305
Notes Payable-Related parties, current poriton	61,650	61,650
Total Current Liabilities	3,142,955	2,675,103

Long-term Liabilities
Accounts Payable, satisfied by common stock issuance	-	-
Accrued expenses, satisfied by common stock issuance	-	-
Notes Payable-Related parties, satisfied by common stock issuance	-	-
Convertible Debentures, net of discount $503,100 and $670,800, respectively	614,900	447,200
Total Long-term Liabilities	614,900	447,200

Stockholders' Deficit
Preferred Stock, $0.0001 Par Value, 50,000,000 Shares Authorized, 2,000,000 and 2,000,000 Shares Issued and Outstanding at June 30, 2011 and December 31, 2010, respectively	200	200
Common Stock, $0.0001 Par Value, 900,000,000 Shares Authorized, 636,368,278 and 422,651,503 Shares Issued at June 30, 2011 and December 31, 2010, respectively	63,637	43,416
Additional Paid In Capital	20,212,984	20,241,473
Treasury Stock	-	(170,000)
Prepaid Loan Costs	-	-
Accumulated Deficit	(23,076,620)	(22,184,093)
Total Stockholders' Deficit	(2,799,799)	(2,069,004)
Total Liabilities and Stockholders' Deficit	$958,056	$1,053,299

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.
Condensed Statements of Operations (Unaudited)

	For the three months ended June 30,		For the sixmonths ended June 30,
	2011	2010	2011	2010

Revenues	$426	$9,671	$26,108	$18,750

Cost of Goods Sold	529	16,834	36,261	23,331

Gross Profit onSales	$(103)	$(7,163)	$(10,153)	$(4,581)

Expenses
Share Based Compensation	-	345,804	-	608,542
Researchand Development	-	117,347	-	249,090
Other General and Administrative Expenses	96,212	1,129,387	186,038	2,340,143
Total Expense	96,212	1,592,538	186,038	3,197,775
Net Loss from Operations	(96,315)	(1,599,701)	(196,191)	(3,202,356)

Other (Expense) Income
Interest Income	-	-	-	-
Gain onAP Settlement	-	31,987	-	31,987
Loss on Asset Disposal	-	-	-	-
InventoryImpairment Write Down	-	-	-	-
Interest Expense	(405,469)	(1,228,962)	(696,335)	(1,938,744)
Total Other (Expense) Income	(405,469)	(1,196,975)	(696,335)	(1,906,757)
Net Loss	$(501,784)	$(2,796,676)	$(892,526)	$(5,109,113)

Weighted Average Basic &FullyDiluted OutstandingShares	500,613,338	290,481,871	463,990,050	247,008,376

Basic &Fully Diluted Loss per Share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

The accompanying notes are an integral part of the condensedfinancial statements.

PureSpectrum, Inc.
Condensed Statements of Cash Flow (Unaudited)

	For the six months ended June 30,
	20 11	2 010
Operating activities
Net loss	$(892,526)	$(5,109,113)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	12,831	24,834
Share based compensation	-	608,540
Amortization of detachable warrants issued with convertible debt	-	458,710
Amortization of the beneficial conversion feature	401,515	1,283,005
Services exchanged for common stock	-	135,000
Stock issued for commitment fee collateral	-	250,000
Amortization of prepaid loan costs	-	106,805
Gain on Settlement of Accounts Payable	-	-
Loss on disposal od assets	-	-
(Increase) decrease in:
Accounts receivables	1,260	208
Inventory	207,939	169,585
Other current assets	326	(20,938)
Increase (decrease) in:
Accounts payable	(133,148)	93,924
Accrued expenses	279,876	229,264
Payroll liabilities	-	109,891
Total adjustments	770,599	3,448,828
Net cash used by operating activities	(121,927)	(1,660,285)

Investing Activities
Purchase of furniture and equipment	11,833	2,186
Development of Patents and trademarks		-
Purchase of Treasury Stock	-	-
Net cash used by investing activities	11,833	2,186
`
Cash Flows from Financing Activities
Increase in Checks Drawn in Excess of Bank Balance	-	(4,706)
Proceeds from borrowing	79,000	618,000
Proceeds from issuance of stock issued for conversion of debt	-	-
Repayment of borrowing	-	(5,000)
Proceeds from issuance of common stock	-	479,593
Proceeds from exersice of options and warrants	-	580,100
Proceeds from debt converted to common stock	-	-
Net cash provided by financing activities	79,000	1,667,987

Net (Decrease) Increase in Cash	(31,094)	9,888

Cash at Beginning of Period	31,294	609

Cash at End of Period	$200	$10,497

Supplemental disclosures of cash flow information and
noncash investing and financing activities:
Debt and accrued interest converted to common stock	$97,235	$618,586
Satisfaction of accounts payable through issuance of common stock	$-	$752,500
Cancellation of PSPM shares not exchanged for PSRU shares	$-	$7
Detachable warrants issued with convertible debt	$-	$352,063
Benefical conversion feature of convertible debt	$64,500	$1,500,117
Property and equipment additions included in accounts payable	$-	$17,766
Inventory additions included in accounts payable	$170,040	$337,467
Intangible asset additions included in accounts payable	$-	$62,677

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.
Statements of Changes in Stockholders' Deficit
For the Period From December 31, 2009 through June 30, 2011

	Preferred Shares	Preferred Amount	Common Shares	Common Amount	Additional Paid in Capital	Prepaid Loan Costs	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
Balance - December 31, 2009	-	$-	215,455,090	$21,546	$13,875,015	$(106,805)	$(14,211,159)	$-	$(421,403)

Stock Issued for Cash (Unaudited)	-	-	12,571,312	1,257	328,336	-	-		329,593
Stock Issued for Services (Unaudited)	2,000,000	200	2,616,667	262	134,738	-	-	-	135,200
Share Based Compensation (Unaudited)	-	-	45,000,000	4,500	635,312	-	-	-	639,812
Issuance of warrants and BCF associated with convertible debt (Unaudited)	-	-	-	-	2,341,491	-	-	-	2,341,491
Stock issued upon exercise of warrants and options (Unaudited)	-	-	25,694,662	2,570	627,530	-	-	-	630,100
Stock issued upon debt conversion (Unaudited)	-	-	122,648,521	12,265	1,845,066	-	-		1,857,331
Stock issued upon redemption of convertible debentures (Unaudited)	-	-	233,333	23	34,977	-	-	-	35,000
Stock issued for commitment fee collateral (Unaudited)	-	-	10,000,000	1,000	249,000	-	-	-	250,000
Amortization of Prepaid Loan Costs (Unaudited)	-	-	-	-	-	106,805	-	-	106,805
Cancellation of expired stock (Unaudited)	-	-	(68,743)	(7)	7	-	-	-	-
Purchase of treasury stock (Unaudited)	-	-	-	-	-	-	-	(170,000)	(170,000)
Net Loss (Unaudited)	-	-	-	-	-	-	(7,972,931)	-	(7,972,931)
Balance - December 31, 2010 (Unaudited)	2,000,000	$200	434,150,842	$43,416	$20,071,472	$-	$(22,184,090)	$(170,000)	$(2,239,002)

Stock Issued for Cash (Unaudited)	-	-	-	-	-	-	-		-
Stock Issued for Services (Unaudited)	-	-	-	-	-	-	-	-	-
Share Based Compensation (Unaudited)	-	-	-	-	-	-	-	-	-
Issuance of warrants and BCF associated with convertible debt (Unaudited)	-	-	-	-	64,500	-	-	-	64,500
Stock issued upon exercise of warrants and options (Unaudited)	-	-	-	-	-	-	-	-	-
Stock issued upon debt conversion (Unaudited)	-	-	216,837,500	21,684	71,051	-	-		92,735
Stock issued upon redemption of convertible debentures (Unaudited)	-	-	-	-	-	-	-	-	-
Stock issued for commitment fee collateral (Unaudited)	-	-	-	-	-	-	-	-	-
Amortization of Prepaid Loan Costs (Unaudited)	-	-	-	-	-	-	-	-	-
Cancellation of treasury stock (Unaudited)	-	-	(14,620,064)	(1,462)	(168,538)	-	-	170,000	-
Purchase of treasury stock (Unaudited)	-	-	-	-	-	-	-	-	-
Net Loss (Unaudited)	-	-	-	-	-	-	(390,742)	-	(390,742)
Balance - June 30, 2011 (Unaudited)	2,000,000	$200	636,368,278	$63,638	$20,038,485	$-	$(22,574,832)	$-	$(2,472,509)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. Generally Accepted Accounting Principles US GAAP.  All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the financial statements, have been included.  The results of operations for the period ended June 30, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2010 included in PureSpectrum Inc.'s Form 10-K.

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

The Company is authorized to issue 950 million shares, consisting of (a) 900 million shares of common stock, par value $0.0001 per share and (b) 50 million shares of preferred stock, par value $0.0001 per share, which may be issuable in one or more series.  Each common share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2011, and December 31, 2010, there were 636,368,278 and 351,691,363 common shares issued and outstanding, respectively. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 2011, and December 31, 2010, there were 2,000,000 and 2,000,000 shares of the Company's preferred stock issued or outstanding, respectively.  Each Series B preferred share entitles the holder thereof to five hundred (500) votes per share and may vote on any action requiring any class of shares to vote.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses from operations of $501,784 for the six months ended June 30, 2011.  In addition, at June 30, 2011, the Company has an accumulated deficit of $23,076,620 and negative working capital of $3,098,868.

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

	Six months ended June 30,
	2011	2010
Actual
Numerator:
Net loss attributable to common stockholders	$(892,526)	$(5,109,113)

Denominator:
Weighted average common shares	463,990,050	247,008,376

Basic net loss per common share	$(0.00)	$(0.02)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Convertible debt	2,464,664,294	78,202,568
Common stock options	44,136,929	40,288,738
Common stock warrants	72,000,000	52,300,000
	2,580,801,223	170,791,306

NOTE 6 – NOTES PAYABLE
Notes payable consist of the following:

	June 30, 2011	December 31, 2010
Note payable, unsecured, to shareholder at 5% interest, payable upon demand	61,650	61,650
Note payable, unsecured, to officer at 5% interest, payable upon demand	-	-
	61,650	61,650
Less current portion	61,650	61,650
Long term portion	-	-

NOTE 7 – CONVERTIBLE NOTES AND DEBENTURES PAYABLE

Convertible debt consists of the following:

	June 30, 2011	December 31, 2010
Convertible notes issued to an investor, net of discount of $23,497 and $21,246 as of June 30, 2011 and December 31, 2010 respectively.	243,491	213,754
Convertible debentures issued to an investor, net of discount of $503,100 and $670,800 as of June 30, 2011 and December 31, 2010 respectively.	614,900	447,200
Convertible notes issued to an investor, net of discount of $3,097 and $22,418 as of June 30, 2011 and December 31, 2010 respectively.	171,355	162,582
Convertible notes issued to an investor, net of discount of $0 and $0 as of June 30, 2011December 31, 2010 respectively.	125,000	125,000
Convertible notes issued to an investor, net of discount of $0 and $0 as of June 30, 2011December 31, 2010 respectively.	178,265	15,204
Convertible notes issued to an investor, net of discount of $0 and $0 as of June 30, 2011December 31, 2010 respectively.	75,000	75,000
Convertible notes issued to an investor, net of discount of $8,049 and $0 as of June 30, 2011 and December 31, 2010 respectively.	11,451	-
	1,419,462	1,038,740
Less current portion	724,988	591,540
Long term portion	694,474	447,200

NOTE 8 – OPTIONS AND WARRANTS

Options and warrants generally vest immediately upon grant.  The Company has historically issued warrants related to raising capital.  As of June 30, 2011, the Company has 44,136,929 options outstanding and exercisable and 72,000,000 warrants outstanding and exercisable.

Information about stock options and warrants outstanding at June 30, 2011 and December 31, 2010 is summarized below:

	Shares		Weighed Average Exercise Price Per Share		Weighed Average Remaining Contractual Life
		Stock		Stock		Stock
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at December 31, 2010	72,000,000	44,136,929	0.750	0.060	3.2	3.2
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled or Expired	-	-	-	-	-	-
Outstanding at March 31, 2011	72,000,000	44,136,929	0.750	0.060	2.7	2.8
Exercisable at March 31, 2011	72,000,000	44,136,929	0.750	0.060	2.7	2.8

NOTE 9 - OPERATING LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

Rental of office space and data processing equipment under operating leases were approximately $6,000 and $52,216 for the six months ended June 301, 2011 and 2010, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Not applicable

NOTE 11 - SUBSEQUENT EVENTS

On July 29, 2011 the Company issued a Convertible Promissory Note in the amount of $5,000.  The Note is due January 29, 2012.

On July 29, 2011 the Company created a wholly owned subsidiary, Pure Spectrum Oil Inc., a Nevada corporation.

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

The Company will continue to look into various financing opportunities.  However, there is no assurance that additional financing will be available to us when needed or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to decrease or cease operations.  The issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining additional loans, including commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments

Results of Operations:   For the Six months ended June 30, 2011 and 2010

Revenues

For the six months ended June 30, 2011, we recognized $426 in revenues compared to $18,750 in revenues for the six months ended June 30, 2010.

Expenses

For the six months ended June 30, 2011, our expenses were $186,038 compared with $3,197,775 for the six months ended June 30, 2010.  These expenses were primarily comprised of professional and consulting fees ($30,000 for 2011 compared to $800,305 for 2010), compensation ($86,242 for 2011 compared to $689,931 for 2010), other general and administrative expenses ($69,796 for 2011 compared to $849,905 for 2010).

Net Income (loss)

For the six months ended June 30, 2011, our net loss was $501,784 compared with a net loss of $5,109,113 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had a working capital deficit of $3,098,868.  This compares to a working capital deficit of $2,560,437 as of December 31, 2010.  Cash on hand was $200 compared to cash of $31,294 as of December 31, 2010.  Inventories were $31,669 and $69,568 as of June 30, 2011 and December 31, 2010, respectively.  Accounts payable as of June 30, 2011 were $1,299,957 compared to $1,263,065 as of December 31, 2010.  Current portion of convertible notes payable as of June 30, 2011 were $804,562 and compares to $591,540 as of December 31, 2010.

Going Concern

Our financial statements contain a note regarding concern about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates.  Note 1 of the “Notes to Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2010, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.  For the period ended June 30, 2011, there were no significant changes to our critical accounting policies.

ITEM 3. - Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. - Controls and Procedures.

(a)           Disclosure Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2011 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, Management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2011, because of material weaknesses in its internal control over financial reporting.

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

(b)           Changes in Internal Control over Financial Reporting.

Except as set forth above, there have been no changes in the Company’s processes and procedures during the six months ended June 30, 2011, that materially affected or is reasonably expected to materially affect the Company’s internal control over financial reporting.

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

PART II

ITEM 1. - Legal Proceedings

There has been no change in status in connection with the  pending litigation with Arcata Electronics, Inc. since reported in our prior quarterly report. ( Superior Court of Los Angeles Case No. YCO64215. )

ITEM 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2011 the company issued 216,837,500 common shares to satisfy outstanding debt obligations

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
Gregory Clements
President/CEO and CFO
(Principal Executive Officer)

DATE: August 10, 2011