Form 10-Q/A
period 2011-06-30
PURESPECTRUM, INC.
filed 2011-09-13
CIK 1415306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

Form 10-Q/A-1
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

This amendment to the Company’s Form 10-Q filed August 11, 2011 is being filed to present the Company’s financial statements in an XBRL format.   There has been no change to the Company’s financial statements
.

ITEM 6. - Exhibits
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101	Interactive Data file for the quarterly period ended June 30, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURESPECTRUM, INC.

By:	/s/ Gregory Clements
Gregory Clements
President/CEO and CFO
(Principal Executive Officer)

DATE: September 12, 2011