Form 10-K
period 2014-12-31
PURESPECTRUM, INC.
filed 2017-08-03
CIK 1415306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

Form 10-Q

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Annual period ended December 31, 2014

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 01/01/2014 to 12/31/2014

Commission File Number: 333-1418158

PURESPECTRUM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2233202
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

224 Datura Street # 1015

West Palm Beach FL 33401

(Address of principal executive offices, including zip code)

118 Pipemakers Cir cle Suite 105

Pooler, GA 31322

(Former address of principle executive offices, including zip code)

Registrant’s telephone number, including area code; (912) 318-9148

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of December 31, 2014 there were 876,368,278 shares of our $0,0001 par value common stock issued and outstanding.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy, and information statements and other information regarding reporting companies.

PART I

Item 1. Condensed Financial Statements

PureSpectrum, Inc.

Condensed Balance Sheets

	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash	$170	$31,294
Accounts Receivables	339	1,659
Inventory	26,919	69,568
Other Current Assets	10,046	12,145
Total Current Assets	37,474	114,666

Furniture & Equipment, net of accumulated depreciation	140,804	187,910

Other Assets
Patents, net of accumulated amortization	496,576	586,613
Trademarks	139,494	164,110
Total Assets	$814,348	$1,053,299

Liabilities and Stockholders' Deficit
Current Liabilities
Checks Drawn In Excess of Bank Balance	–	–
Accounts Payable	1,104,963	1,263,065
Accrued Expenses	432,334	290,690
Payroll Liabilities	207,275	243,853
Convertible Debt, current portion, net of discount $34,643 and $218,460, respectively	683,878	591,540
Notes Payable, current portion	190,659	224,305
Notes Payable-Related parties, current portion	52,403	61,650
Total Current Liabilities	2,671,512	2,675,103

Long-term Liabilities
Accounts Payable, satisfied by common stock issuance	–	–
Accrued expenses, satisfied by common stock issuance	–	–
Notes Payable-Related parties, satisfied by common stock issuance	–	–
Convertible Debentures, net of discount $503,100 and $670,800, respectively	522,665	447,200
Total Long-term Liabilities	522,665	447,200

Stockholders' Deficit
Preferred Stock, $0.0001 Par Value, 57,500,000 Shares Authorized, 2,300,000 and 2,300,000 Shares Issued and Outstanding at December 31, 2014 and December 31, 2013, respectively	170	200
Common Stock, $0.0001 Par Value, 900,000,000 Shares Authorized, 636,368,278 and 422,651,503 Shares Issued at December 31, 2014 and December 31, 2013, respectively	54,091	43,416
Additional Paid In Capital	17,181,036	20,241,473
Treasury Stock	–	(170,000)
Prepaid Loan Costs	–	–
Accumulated Deficit	(19,615,127)	(22,184,093)
Total Stockholders' Deficit	(2,379,829)	(2,069,004)
Total Liabilities and Stockholders' Deficit	$814,348	$1,053,299

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Condensed Statements of Operations (Unaudited)

	For the Year Ended December 31,
	2014	2013
Revenues	$22,192	$18,750

Cost of Goods Sold	30,822	23,331

Gross Profit on Sales	$(8,630)	$(4,581)

Expenses
Share Based Compensation	–	608,542
Research and Development	–	249,090
Other General and Administrative Expenses	158,132	2,340,143
Total Expense	158,132	3,197,775
Net Loss from Operations	(166,762)	(3,202,356)

Other (Expense) Income
Interest Income	–	–
Gain on AP Settlement	–	31,987
Loss on Asset Disposal	–	–
Inventory Impairment Write Down	–	–
Interest Expense	(591,885)	(1,938,744)
Total Other (Expense) Income	(591,885)	(1,906,757)
Net Loss	$(758,647)	$(5,109,113)

Weighted Average Basic & Fully Diluted Outstanding Shares	533,588,558	247,008,376

Basic &Fully Diluted Loss per Share	$(0.00)	$(0.02)

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Condensed Statements of Cash Flow (Unaudited)

	For the Year Ended December 31,
	2014	2013
Operating activities
Net loss	$(758,647)	$(5,109,113)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,906	24,834
Share based compensation	–	608,540
Amortization of detachable warrants issued with convertible debt	–	458,710
Amortization of the beneficial conversion feature	341,288	1,283,005
Services exchanged for common stock	–	135,000
Stock issued for commitment fee collateral	–	250,000
Amortization of prepaid loan costs	–	106,805
Gain on Settlement of Accounts Payable	–	–
Loss on disposal of assets	–	–
(Increase) decrease in:
Accounts receivables	1,071	208
Inventory	176,748	169,585
Other current assets	277	(20,938)
Increase (decrease) in:
Accounts payable	(113,178)	93,924
Accrued expenses	37,869	229,264
Payroll liabilities	–	109,891
Total adjustments	655,009	3,448,828
Net cash used by operating activities	(103,638)	(1,660,285)

Investing Activities
Purchase of furniture and equipment	11,833	2,186
Development of Patents and trademarks	–	–
Purchase of Treasury Stock	–	–
Net cash used by investing activities	10,058	2,186

Cash Flows from Financing Activities
Increase in Checks Drawn in Excess of Bank Balance	–	(4,706)
Proceeds from borrowing	67,150	618,000
Proceeds from issuance of stock issued for conversion of debt	–	–
Repayment of borrowing	–	(5,000)
Proceeds from issuance of common stock	–	479,593
Proceeds from exercise of options and warrants	–	580,100
Proceeds from debt converted to common stock	–	–
Net cash provided by financing activities	67,150	1,667,987

Net (Decrease) Increase in Cash	(26,430)	9,888

Cash at Beginning of Period	26,560	609

Cash at End of Period	$170	$10,497

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Debt and accrued interest converted to common stock	$82,650	$618,586
Satisfaction of accounts payable through issuance of common stock	$–	$752,500
Cancellation of PSPM shares not exchanged for PSRU shares	$–	$7
Detachable warrants issued with convertible debt	$–	$352,063
Beneficial conversion feature of convertible debt	$54,825	$1,500,117
Property and equipment additions included in accounts payable	$–	$17,766
Inventory additions included in accounts payable	$144,534	$337,467
Intangible asset additions included in accounts payable	$–	$62,677

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Statements of Changes in Stockholders' Deficit

For the Period From December 31, 2012 through December 31, 2014

	Preferred Stock		Common Stock		Additional Paid in	Prepaid Loan	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Stock	Deficit
Balance - December 31, 2012	–	$–	247,773,354	$24,778	$15,956,357	$(122,826)	$(16,342,833)	$–	$(484,613)
Stock Issued for Cash (Unaudited)	–	–	14,457,009	1,456	377,586	–	–	–	379,032
Stock Issued for Services (Unaudited)	2,300,000	230	3,009,167	301	134,738	–	–	–	155,480
Share Based Compensation (Unaudited)	–	–	51,750,000	5,175	730,609	–	–	–	735,784
Issuance of warrants and BCF associated with convertible debt (Unaudited)	–	–	–	–	2,692,715	–	–	–	2,692,715
Stock issued upon exercise of warrants and options (Unaudited)	–	–	29,548,861	2,959	721,660	–	–	–	724,615
Stock issued upon debt conversion (Unaudited)	–	–	141,045,800	14,105	1,845,066	–	–	–	2,121,826
Stock issued upon redemption of convertible debentures (Unaudited)	–	–	268,333	26	40,224	–	–	–	40,250
Stock issued for commitment fee collateral (Unaudited)	–	–	11,500,000	1,150	286,350	–	–	–	287,500
Amortization of Prepaid Loan Costs (Unaudited)	–	–	–	–	–	122,826	–	–	122,826
Cancellation of expired stock (Unaudited)	–	–	(79,054)	(8)	8	–	–	–	–
Purchase of treasury stock (Unaudited)	–	–	–	–	–	–	–	(195,500)	(195,500)
Net Loss (Unaudited)	–	–	–	–	–	–	(9,168,871)	–	(9,168,871)
Balance - December 31, 2013 (Unaudited)	2,300,000	$230	499,273,468	$4+,928	$23,082,193	$–	$(25,511,704)	$(195,500)	$(2,574,852)
Stock Issued for Cash (Unaudited)	–	–	–	–	–	–	–	–
Stock Issued for Services (Unaudited)	–	–	–	–	–	–	–	–	–
Share Based Compensation (Unaudited)	–	–	–	–	–	–	–	–	–
Issuance of warrants and BCF associated with convertible debt (Unaudited)	–	–	–	–	74,175	–	–	–	74,175
Stock issued upon exercise of warrants and options (Unaudited)	–	–	–	–	–	–	–	–
Stock issued upon debt conversion (Unaudited)	–	–	249,363,125	24,937	81,709	–	–	–	105,495
Stock issued upon redemption of convertible debentures (Unaudited)	–	–	–	–	–	–	–	–	–
Stock issued for commitment fee collateral (Unaudited)	–	–	–	–	–	–	–	–	–
Amortization of Prepaid Loan Costs (Unaudited)	–	–	–	–	–	–	–	–	–
Cancellation of treasury stock (Unaudited)	–	–	(16,813,074)	(1,681)	(193,819)	–	–	195,500	–
Purchase of treasury stock (Unaudited)	–	–	–	–	–	–	–	–	–
Net Loss (Unaudited)	–	–	–	–	–	–	(449,353)	–	(449,353)
Balance - Dec 31, 2014 (Unaudited)	2,300,000	$230	731,823,520	$73,184	$23,044,258	$–	$(25,961,057)	$–	$(2,843,385)

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. Generally Accepted Accounting Principles US GAAP. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the financial statements, have been included. The results of operations for the period ended December 31, 2014, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2013 included in PureSpectrum Inc.'s Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2014 presentation.

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

The Company is authorized to issue 950 million shares, consisting of (a) 900 million shares of common stock, par value $0.0001 per share and (b) 50 million shares of preferred stock, par value $0.0001 per share, which may be issuable in one or more series. Each common share is entitled to one vote and shareholders have no preemptive or conversion rights. As of December 31, 2014, and December 31, 2013, there were 636,368,278 and 351,691,363 common shares issued and outstanding, respectively. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of December 31, 2011, and December 31, 2010, there were 2,300,000 and 2,300,000 shares of the Company's preferred stock issued or outstanding, respectively. Each Series B preferred share entitles the holder thereof to five hundred (500) votes per share and may vote on any action requiring any class of shares to vote.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses from operations of $758,647 for the year ended December 31, 2014. In addition, at December 31, 2014, the Company has an accumulated deficit of $219,615,127 and negative working capital of $3,098,868.

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

Management plans to obtain additional capital investments to enable the Company to continue operations and decrease revenues in 2014. There is no assurance that management will be able to successfully generate revenue and/or reduce expenses sufficient to attain profitability, or continue to attract the capital necessary to support the business.

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

	Year ended December 31,
	2014	2013
Actual
Numerator:
Net loss attributable to common stockholders	$(758,647)	$(5,109,113)

Denominator:
Weighted average common shares	533,588,558	247,008,376

Basic net loss per common share	$(0.00)	$(0.02)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Convertible debt	2,834,363,938	78,202,568
Common stock options	50,757,468	40,288,738
Common stock warrants	82,800,000	52,300,000
	2,967,921,406	170,791,306

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2014	2013
Note payable, unsecured, to shareholder at 5% interest, payable upon demand	$61,650	$61,650
Note payable, unsecured, to officer at 5% interest, payable upon demand	–	–
	61,650	61,650
Less current portion	61,650	61,650
Long term portion	$–	$–

NOTE 7 – OPTIONS AND WARRANTS

Options and warrants generally vest immediately upon grant. The Company has historically issued warrants related to raising capital. As of December 31, 2014, the Company has 50,757,468 options outstanding and exercisable and 82,800,000 warrants outstanding and exercisable.

Information about stock options and warrants outstanding at December 31, 2014 and December 31, 2013 is summarized below:

	Shares		Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at December 31, 2013	82,800,000	50,757,468	0.750	0.060	3.2	3.2
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled or Expired	–	–	–	–	–
Outstanding at December 31, 2014	82,800,000	50,757,468	0.750	0.060	3.2	3.2

Exercisable at December 31, 2014	82,800,000	50,757,468	0.750	0.060	3.2	3.2

NOTE 8 - OPERATING LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

Rental of office space and data processing equipment under operating leases were approximately $6,000 and $52,216 for the six months ended December 31, 2014 and 2013, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Not applicable

NOTE 10 - SUBSEQUENT EVENTS

On July 29, 2014 the Company issued a Convertible Promissory Note in the amount of $5,000. The Note is due January 29, 2015.

On July 29, 2014 the Company created a wholly owned subsidiary, Pure Spectrum Oil Inc., a Nevada corporation.

ITEM 2. - Management’ s Discussion and Analysis of Financial Condition and Results of Operations

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

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT .

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

The Company will continue to look into various financing opportunities. However, there is no assurance that additional financing will be available to us when needed or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to decrease or cease operations. The issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining additional loans, including commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments

Results of Operations: For the Year ended December 31, 2014 and 2013

Revenues

For the Year ended December 31, 2014, we recognized $22,192 in revenues compared to $18,750 in revenues for the year ended December 31, 2013.

Expenses

For the Year ended December 31, 2014, our expenses were $158,132 compared with $3,197,775 for the Year ended December 31, 2010. These expenses were primarily comprised of professional and consulting fees ($25,500 for 2014 compared to $800,305 for 2013), compensation ($873,306 for 2014 compared to $689,931 for 2013), other general and administrative expenses ($59,327 for 2014 compared to $849,905 for 2013).

Net Income (loss)

For the Year ended December 31, 2014, our net loss was $758,647 compared with a net loss of $5,109,113 for the she Year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had a working capital deficit of $2,634,038. This compares to a working capital deficit of $2,560,437 as of December 31, 2013. Cash on hand was $170 compared to cash of $31,294 as of December 31, 2013. Inventories were $26,919 and $69,568 as of December 31, 2014 and December 31, 2013, respectively. Accounts payable as of December 31, 2014 were $1,104,963 compared to $1,263,065 as of December 31, 2013. Current portion of convertible notes payable as of December 30, 2014 are $683,878 and compares to $591,540 as of December 31, 2013.

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014, because of material weaknesses in its internal control over financial reporting.

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

Except as set forth above, there have been no changes in the Company’s processes and procedures during the year ended December 31, 2014, that materially affected or is reasonably expected to materially affect the Company’s internal control over financial reporting .

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the Year ended December 31, 2014 the company issued 249,363,125 common shares to satisfy outstanding debt obligations At all times relevant:

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

ITEM 3. Defaults Upon Senior Securities

On October 29, 2014 , the Company entered a Forbearance Agreement (the "Agreement") with its secured creditors. In order to finance its ongoing operations, the Company executed multiple secured convertible promissory notes totaling $756,436 with several creditors.

These notes are in default.

The secured creditors have filed U.C.C. security interests encumbering all of the Company's assets now owned or hereafter acquired and the proceeds thereof. Barclay Lyons, LLC has a priority security interest.

ITEM 4 - [Removed and Reserved]

ITEM 5. - Other Information

There is no information that was required to be disclosed by the Company on Form 8-K during the at the end of year 2014, that was not reported.

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

PURESPECTRUM, INC.

By:	/s/ Joel Natario
Joel Natario President/CEO and CFO (Principal Executive Officer)

Date:  January 10, 2015

