Form 10-K
period 2015-12-31
PURESPECTRUM, INC.
filed 2017-08-10
CIK 1415306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Annual period ended December 31, 2015

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 01/01/2015 to 12/31/2015

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of December 31, 2015 there were 900 million shares of our $0,0001 par value common stock issued and outstanding.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800- SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy, and information statements and other information regarding reporting companies.

PART I

Item 1. Condensed Financial Statements

PureSpectrum, Inc.

Condensed Balance Sheets

	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash	$145	$170
Accounts Receivables	288	339
Inventory	22,881	26,919
Other Current Assets	8,539	10,046
Total Current Assets	31,853	37,474

Furniture & Equipment, net of accumulated depreciation	119,683	140,804

Other Assets
Patents, net of accumulated amortization	422,090	496,576
Trademarks	118,570	139,494
Total Assets	$692,196	$814,348

Liabilities and Stockholders' Deficit
Current Liabilities
Checks Drawn In Excess of Bank Balance	–	–
Accounts Payable	939,219	1,104,963
Accrued Expenses	367,484	432,334
Payroll Liabilities	176,184	207,275
Convertible Debt, current portion, net of discount $29,447 and $185,691, respectively	581,296	683,878
Notes Payable, current portion	162,060	190,659
Notes Payable-Related parties, current portion	44,543	52,403
Total Current Liabilities	2,270,785	2,671,512

Long-term Liabilities
Accounts Payable, satisfied by common stock issuance	–	–
Accrued expenses, satisfied by common stock issuance	–	–
Notes Payable-Related parties, satisfied by common stock issuance	–	–
Convertible Debentures, net of discount $503,100 and $670,800, respectively	444,265	522,665
Total Long-term Liabilities	444,265	552,665

Stockholders' Deficit
Preferred Stock, $0.0001 Par Value, 57,500,000 Shares Authorized, 2,645,000 and 2,300,000 Shares Issued and Outstanding at December 31, 2015 and December 31, 2014, respectively	145	200
Common Stock, $0.0001 Par Value, 900,000,000 Shares Authorized, 636,368,278 and 422,651,503 Shares Issued at December 31, 2015 and December 31, 2014, respectively	45,977	54,091
Additional Paid In Capital	14,603,881	17,181,036
Treasury Stock	–	(170,000)
Prepaid Loan Costs	–	–
Accumulated Deficit	(16,672,858)	(19,615,127)
Total Stockholders' Deficit	(2,022,855)	(2,379,829)
Total Liabilities and Stockholders' Deficit	$692,196	$814,348

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Condensed Statements of Operations (Unaudited)

	For the Year Ended December 31,
	2015	2014
Revenues	$18,863	$22,192

Cost of Goods Sold	26,199	30,822

Gross Profit on Sales	$(7,335)	$(8,630)

Expenses
Share Based Compensation	–	–
Research and Development	–	–
Other General and Administrative Expenses	134,412	158,132
Total Expense	134,412	158,132
Net Loss from Operations	(141,748)	(166,762)

Other (Expense) Income
Interest Income	–	–
Gain on AP Settlement	–	–
Loss on Asset Disposal	–	–
Inventory Impairment Write Down	–	–
Interest Expense	(503,102)	(591,885)
Total Other (Expense) Income	(503,102)	(591,885)
Net Loss	$(644,850)	$(758,647)

Weighted Average Basic & Fully Diluted Outstanding Shares	613,626,842	533,588,558

Basic & Fully Diluted Loss per Share	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Condensed Statements of Cash Flow (Unaudited)

	For the Year Ended December 31,
	2015	2014
Operating activities
Net loss	$(644,850)	$(758,647)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,270	10,906
Share based compensation	–	–
Amortization of detachable warrants issued with convertible debt	–	–
Amortization of the beneficial conversion feature	290,095	341,288
Services exchanged for common stock	–	–
Stock issued for commitment fee collateral	–	–
Amortization of prepaid loan costs	–	–
Gain on Settlement of Accounts Payable	–	–
Loss on disposal of assets	–	–
(Increase) decrease in:
Accounts receivables	910	1,071
Inventory	150,236	176,748
Other current assets	235	277
Increase (decrease) in:
Accounts payable	(95,476)	(113,178)
Accrued expenses	202,210	237,895
Payroll liabilities	–	5
Total adjustments	556,758	655,009
Net cash used by operating activities	(88,092)	(103,638)

Investing Activities
Purchase of furniture and equipment	8,549	10,058
Development of Patents and trademarks	–	–
Purchase of Treasury Stock	–	–
Net cash used by investing activities	8,549	10,058

Cash Flows from Financing Activities
Increase in Checks Drawn in Excess of Bank Balance	–	–
Proceeds from borrowing	57,078	67,150
Proceeds from issuance of stock issued for conversion of debt	–	–
Repayment of borrowing	–	–
Proceeds from issuance of common stock	–	–
Proceeds from exercise of options and warrants	–	–
Proceeds from debt converted to common stock	–	–
Net cash provided by financing activities	57,078	67,150

Net (Decrease) Increase in Cash	(22,465)	(26,430)

Cash at Beginning of Period	22,465	26,560

Cash at End of Period	$145	$170

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Debt and accrued interest converted to common stock	$70,253	$82,650
Satisfaction of accounts payable through issuance of common stock	$–	$–
Cancellation of PSPM shares not exchanged for PSRU shares	$–	$–
Detachable warrants issued with convertible debt	$–	$–
Beneficial conversion feature of convertible debt	$46,601	$54,825
Property and equipment additions included in accounts payable	$–	$–
Inventory additions included in accounts payable	$122,854	$144,534
Intangible asset additions included in accounts payable	$–	$–

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Statements of Changes in Stockholders' Deficit

For the Period From December 31, 2013 through December 31, 2015

	Preferred Stock		Common Stock		Additional Paid in	Prepaid Loan	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Stock	Deficit
Balance - December 31, 2013	–	$–	284,939,357	$28,495	$18,349,707	$(1,412,230)	$(18,794,258)	$–	$(557,305)
Stock Issued for Cash (Unaudited)	–	–	16,625,560	1,674	434,224	–	–	–	435,887
Stock Issued for Services (Unaudited)	2,645,000	265	3,460,542	346	154,949	–	–	–	178,802
Share Based Compensation (Unaudited)	–	–	59,512,500	5,951	840,200	–	–	–	846,152
Issuance of warrants and BCF associated with convertible debt (Unaudited)	–	–	–	–	3,096,622	–	–	–	3,096,622
Stock issued upon exercise of warrants and options (Unaudited)	–	–	33,981,190	3,403	829,909	–	–	–	833,307
Stock issued upon debt conversion (Unaudited)	–	–	162,202,670	16,221	2,121,825	–	–	–	2,440,100
Stock issued upon redemption of convertible debentures (Unaudited)	–	–	308,583	30	46,258	–	–	–	46,288
Stock issued for commitment fee collateral (Unaudited)	–	–	13,225,000	1,323	329,303	–	–	–	330,625
Amortization of Prepaid Loan Costs (Unaudited)	–	–	–	–	–	141,250	–	–	141,250
Cancellation of expired stock (Unaudited)	–	–	(90,912)	(9)	9	–	–	–	–
Purchase of treasury stock (Unaudited)	–	–	–	–	–	–	–	(224,825)	(224,825)
Net Loss (Unaudited)	–	–	–	–	–	–	(10,544,202)	(224,825)	(2,961,080)
Balance - December 31, 2014 (Unaudited)	2,645,000	$265	574,164,488	$57,072	$26,544,521	$–	$(29,338,460)	$(195,500)	$(2,574,852)
Stock Issued for Cash (Unaudited)	–	–	–	–	–	–	–	–	–
Stock Issued for Services (Unaudited)	–	–	–	–	–	–	–	–	–
Share Based Compensation (Unaudited)	–	–	–	–	–	–	–	–	–
Issuance of warrants and BCF associated with convertible debt (Unaudited)	–	–	–	–	83,301	–	–	–	83,3015
Stock issued upon exercise of warrants and options (Unaudited)	–	–	–	–	–	–	–	–
Stock issued upon debt conversion (Unaudited)	–	–	286,767,594	28,678	93,965	–	–	–	121,319
Stock issued upon redemption of convertible debentures (Unaudited)	–	–	–	–	–	–	–	–	–
Stock issued for commitment fee collateral (Unaudited)	–	–	–	–	–	–	–	–	–
Amortization of Prepaid Loan Costs (Unaudited)	–	–	–	–	–	–	–	–	–
Cancellation of treasury stock (Unaudited)	–	–	(19,335,035)	(1,933)	(222,892)	–	–	224,825	–
Purchase of treasury stock (Unaudited)	–	–	–	–	–	–	–	–	–
Net Loss (Unaudited)	–	–	–	–	–	–	(516,756)	–	(516,756)
Balance - Dec 31, 2015 (Unaudited)	2,645,000	$265	841,597,048	$84,162	$26,500,897	$–	$(29,855,216)	$–	$(3,269,893)

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do no include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. Generally Accepted Accounting Principles US GAAP. All adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for fair presentation of the financial statements, have been included. The results operations for the period ended December 31, 2015, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2014 included in PureSpectrum Inc.'s Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

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

The Company is authorized to issue 950 million shares, consisting of (a) 900 million shares of common stock, par value $0.0001 per share and (b) 30 million shares of preferred stock, par value $0.0001 per share, which may be issuable in one or more series. Each common share is entitled to one vote and shareholders have no preemptive or conversion rights. As of December 31, 2015, and December 31, 2014, there were 636,368,278 and 351,691,363 common shares issued and outstanding, respectively. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting pow conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights shareholders of common stock. As of December 31, 2015, and December 31, 2014, there were 3,000,000 and 2,300,000 shares o Company's preferred stock issued or outstanding, respectively. Each Series B preferred share entitles the holder thereof to five hundred (500) votes per share and may vote on any action requiring any class of shares to vote.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses from operations of $644,850 for the year ended December 31, 2015. In addition, at December 31, 2015, the Company has an accumulated deficit of $16,672,858 and negative working capital of $3,098,868.

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

	Year ended December 31,
	2015	2014
Actual
Numerator:
Net loss attributable to common stockholders	$(644,850)	$(758,647)

Denominator:
Weighted average common shares	613,626,842	533,588,558

Basic net loss per common share	$(0.023)	$(0.02)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Convertible debt	3,259,832,479	2,834,363,938
Common stock options	58,371,088	80,757,468
Common stock warrants	95,220,000	82,800,000
	3,413,109,617	2,967,921,406

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2015	2014
Note payable, unsecured, to shareholder at 5% interest, payable upon demand	$44,543	$52,403
Note payable, unsecured, to officer at 5% interest, payable upon demand	–	–
	44,543	52,403
Less current portion	44,543	52,403
Long term portion	$–	$–

NOTE 7 – OPTIONS AND WARRANTS

Options and warrants generally vest immediately upon grant. The Company has historically issued warrants related to raising capital. As of December 31, 2015, the Company has 58,371,088 options outstanding and exercisable and 95,220,000 warrants outstanding and exercisable. Information about stock options and warrants outstanding at December 31, 2015 and December 31, 2014 is summarized below:

	Shares		Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at December 31, 2014	95,220,000	58,371,088	0.863	0.069	3.68	3.68
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled or Expired	–	–	–	–	–
Outstanding at December 31, 2015	95,220,000	58,371,088	0.863	0.069	3.68	3.22

Exercisable at December 31, 2015	95,220,000	58,371,088	0.863	0.069	3.68	3.22

NOTE 8 - OPERATING LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

Rental of office space and data processing equipment under operating leases were approximately $6,000 and $72,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Not applicable

NOTE 10 - SUBSEQUENT EVENTS

On July 29, 2015 the Company issued a Convertible Promissory Note in the amount of $6,000. The Note is due January 29, 2016.

On July 29, 2015 the Company created a wholly owned subsidiary, Pure Spectrum Oil Inc., a Nevada corporation.

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

Results of Operations: For the Year ended December 31, 2015 and 2014

Revenues

For the Year ended December 31, 2015, we recognized $18,863 in revenues compared to $22,192 in revenues for the year ended December 31, 2014.

Expenses

For the Year ended December 31, 2015, our expenses were $134,412 compared with $158,132 for the Year ended December 31,014. These expenses were primarily comprised of professional and consulting fees ($21,675 for 2015 compared to $25,500 for 2014), compensation ($742,310 for 2015 compared to $873,306 for 2014), other general and administrative expenses ($50,428 for 2015 compared to$59,327 for 2014).

Net Income (loss)

For the Year ended December 31, 2015, our net loss was $644,850 compared with a net loss of $758,647 for the she Year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had a working capital deficit of $2,38,932. This compares to a working capital deficit of $$2,634,038 as of December 31, 2014. Cash on hand was $145 compared to cash of $170 as of December 31, 2014. Inventories were $22,881 and $26,919 as of December 31, 2015 and December 31, 2014, respectively. Accounts payable as of December 31, 2015 were $939,219 compared to $1,104,963 as of December 31, 2014. Current portion of convertible notes payable as of December 30, 2015 are $581,296 and compares to $683,878 as of December 31, 2014.

Going Concern

Our financial statements contain a note regarding concern about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates. Note 1 of the “Notes to Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2014, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. For the period ended December 31, 2015, there were no significant changes to our critical accounting policies.

ITEM 3. - Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. - Controls and Procedures.

(a) Disclosure Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015, because of material weaknesses in its internal control over financial reporting.

A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company's limited resources, management has not developed a plan to mitigate the above material weaknesses without the assistance of an independent escrow agent. In furtherance thereof, and with the agreement of the secured creditors, all monies received from either product sales or from any financing, are deposited in an attorney’s escrow account established by the Company at the request of the secured creditors. Distributions from the escrow account must be approved by the secured creditors.

Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting.E

xcept as set forth above, there have been no changes in the Company’s processes and procedures during the year ended December 31, 2015, that materially affected or is reasonably expected to materially affect the Company’s internal control over financial reporting.

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

PART II

ITEM 1. - Legal Proceedings

There has been no change in status in connection with the pending litigation with Arcata Electronics, Inc. since reported in our prior quarterly report. (Superior Court of Los Angeles Case No. YCO64215.)

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the Year ended December 31, 2015 the company issued 286,767,594 common shares to satisfy outstanding debt obligations At all times relevant:

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

ITEM 3. Defaults Upon Senior Securities

On October 29, 2015 , the Company entered a Forbearance Agreement (the "Agreement") with its secured creditors. In order to finance its ongoing operations, the Company executed multiple secured convertible promissory notes totaling $725,400 with several creditors.

These notes are in default.

The secured creditors have filed U.C.C. security interests encumbering all of the Company's assets now owned or hereafter acquired and the proceeds thereof. Barclay Lyons, LLC has a priority security interest.

ITEM 4 - [Removed and Reserved]

ITEM 5. - Other Information

There is no information that was required to be disclosed by the Company on Form 8-K during the at the end of year 2015 that was not reported.

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

Date:  January 10, 2016