Form 10-K
period 2016-12-31
PURESPECTRUM, INC.
filed 2017-08-18
CIK 1415306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Annual period ended December 31, 2016

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

As of December 31, 2016 there were 900 million shares of our $0,0001 par value common stock issued and outstanding.

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

PART I

Item 1. Condensed Financial Statements

PureSpectrum, Inc.

Condensed Balance Sheets

	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash	$131	$145
Accounts Receivables	259	288
Inventory	20,593	22,881
Other Current Assets	7,685	8,539
Total Current Assets	28,668	31,853

Furniture & Equipment, net of accumulated depreciation	107,715	119,683

Other Assets
Patents, net of accumulated amortization	379,881	422,090
Trademarks	106,713	118,570
Total Assets	$622,976	$692,196

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	845,297	939,219
Accrued Expenses	330,736	367,484
Payroll Liabilities	158,566	176,184
Convertible Debt, current portion, net	523,166	581,296
Notes Payable, current portion	145,854	162,060
Notes Payable-Related parties, current portion	40,089	44,543
Total Current Liabilities	2,043,707	2,270,785

Long-term Liabilities
Convertible Debentures, net	399,839	444,265
Total Long-term Liabilities	399,839	444,265

Stockholders' Deficit
Preferred Stock, $0.0001 Par Value, 60,375,000 Shares Authorized, 3,150,000 and 3,000,000 Shares Issued and Outstanding at December 31, 2016 and December 31, 2015, respectively	131	145
Common Stock, $0.0001 Par Value, 945,000,000 Shares Authorized, 668,186,692 and 422,651,503 Shares Issued at December 31, 2016 and December 31, 2015, respectively	41,379	45,977
Additional Paid In Capital	13,143,493	14,603,881
Accumulated Deficit	(15,005,572)	(16,672,858)
Total Stockholders' Deficit	(1,820,570)	(2,022,855)
Total Liabilities and Stockholders' Deficit	$622,976	$692,196

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Condensed Statements of Operations (Unaudited)

	For the Year Ended December 31,
	2016	2015
Revenues	$16,978	$18,863

Cost of Goods Sold	23,579	26,199

Gross Profit on Sales	$(6,601)	$(7,336)

Expenses
Other General and Administrative Expenses	120,971	134,412
Total Expense	120,971	134,412
Net Loss from Operations	(127,572)	(141,748)

Other (Expense) Income
Interest Expense	(451,892)	(503,102)
Total Other (Expense) Income	(451,892)	(503,102)
Net Loss	$(579,465)	$(644,850)

Weighted Average Basic & Fully Diluted Outstanding Shares	644,308,184	613,626,842

Basic & Fully Diluted Loss per Share	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Condensed Statements of Cash Flow (Unaudited)

	For the Year Ended December 31,
	2016	2015
Operating activities
Net loss	$(579,465)	$(644,850)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,343	9,270
Amortization of the beneficial conversion feature	280,583	347,641
(Increase) decrease in:
Accounts receivables	819	910
Inventory	135,212	150,236
Other current assets	212	235
Increase (decrease) in:
Accounts payable	(86,581)	(96,201)
Accrued expenses	181,799	202,210
Total adjustments	481,585	710,502
Net cash used by operating activities	(59,078)	(65,652)

Investing Activities
Purchase of furniture and equipment	7,694	8,549
Net cash used by investing activities	7,694	8,549

Cash Flows from Financing Activities
Proceeds from borrowing	51,370	57,078
Net cash provided by financing activities	51,370	57,078

Net (Decrease) Increase in Cash	(14)	(315)

Cash at Beginning of Period	145	170

Cash at End of Period	$131	$145

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Debt and accrued interest converted to common stock	$63,228	$70,253
Beneficial conversion feature of convertible debt	$41,941	$46,601
Inventory additions included in accounts payable	$110,569	$122,854

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Statements of Changes in Stockholders' Deficit

For the Period From December 31, 2014 through December 31, 2016

	Preferred Stock		Common Stock		Additional Paid in	Prepaid Loan	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Stock	Deficit
Balance - December 31, 2014 (Unaudited)	2,645,000	$265	574,164,488	$57,072	$26,544,521	$–	$(29,338,460)	$(195,500)	$(2,574,852)
Stock Issued for Cash (Unaudited)	–	–	–	–	–	–	–	–	–
Stock Issued for Services (Unaudited)	–	–	–	–	–	–	–	–	–
Share Based Compensation (Unaudited)	–	–	–	–	–	–	–	–	–
Issuance of warrants and BCF associated with convertible debt (Unaudited)	–	–	–	–	83,301	–	–	–	83,3015
Stock issued upon exercise of warrants and options (Unaudited)	–	–	–	–	–	–	–	–
Stock issued upon debt conversion (Unaudited)	–	–	286,767,594	28,678	93,965	–	–	–	121,319
Stock issued upon redemption of convertible debentures (Unaudited)	–	–	–	–	–	–	–	–	–
Stock issued for commitment fee collateral (Unaudited)	–	–	–	–	–	–	–	–	–
Amortization of Prepaid Loan Costs (Unaudited)	–	–	–	–	–	–	–	–	–
Cancellation of treasury stock (Unaudited)	–	–	(19,335,035)	(1,933)	(222,892)	–	–	224,825	–
Purchase of treasury stock (Unaudited)	–	–	–	–	–	–	–	–	–
Net Loss (Unaudited)	–	–	–	–	–	–	(516,756)	–	(516,756)
Balance - Dec 31, 2015 (Unaudited)	2,645,000	$265	841,597,048	$84,162	$26,500,897	$–	$(29,855,216)	$–	$(3,269,893)

Adjustment to balances 2016	505,000
Net Loss (Unaudited)						–	(579,465)		(579,465
)Balance - Dec. 31,2016 (Unaudited)	3,150,000	$131	668,186,692	$41,379	$13,143,493	$–	$(15,005,572)	$–	$(1,820,570)

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do no include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. Generally Accepted Accounting Principles US GAAP. All adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for fair presentation of the financial statements, have been included. The results operations for the period ended December 31, 2016, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2016 included in PureSpectrum Inc.'s Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

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

The Company is authorized to issue 950 million shares, consisting of (a) 900 million shares of common stock, par value $0.0001 per share and (b) 30 million shares of preferred stock, par value $0.0001 per share, which may be issuable in one or more series. Each common share is entitled to one vote and shareholders have no preemptive or conversion rights. As of December 31, 2016, and December 31, 2015, there were 668,186,692 and 369,375,931 common shares issued and outstanding, respectively. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting pow conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights shareholders of common stock. As of December 31, 2016, and December 31, 2015, there were 3,150,000 and 3,000,000 shares of the Company's preferred stock issued or outstanding, respectively. Each Series B preferred share entitles the holder thereof to five hundred (500 votes per share and may vote on any action requiring any class of shares to vote.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses from operations of $579,465 for the year ended December 31, 2016. In addition, at December 31, 2016, the Company has an accumulated deficit of $15,005,572 and negative working capital of $2,015,039.

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

	Year ended December 31,
	2016	2015
Actual
Numerator:
Net loss attributable to common stockholders	$(579,465)	$(644,850)

Denominator:
Weighted average common shares	644,308,184	613,626,842

Basic net loss per common share	$(0.00)	$(0.00)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Convertible debt	3,422,824,103	3,219,518,529
Common stock options	61,289,642	98,371,088
Common stock warrants	99,981,000	95,220,000
	3,583,765,098	3,413,109,617

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2016	2015
Note payable, unsecured, to shareholder at 5% interest, payable upon demand	$40,089	$44,543
Note payable, unsecured, to officer at 5% interest, payable upon demand	–	–
	40,089	44,543
Less current portion	40,089	44,543
Long term portion	$–	$–

NOTE 7 – OPTIONS AND WARRANTS

Options and warrants generally vest immediately upon grant. The Company has historically issued warrants related to raising capital. As of December 31, 2016, the Company has 61,289,642 options outstanding and exercisable and 99,981,000 warrants outstanding and exercisable. Information about stock options and warrants outstanding at December 31, 2016 and December 31, 2015 is summarized below:

	Shares		Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at December 31, 2015	95,220,000	58,371,088	0.863	0.069	3.68	3.86
Granted	4,721,000	2,918,554	–	–	–
Exercised	–	–	–	–	–
Cancelled or Expired	–	–	–	–	–
Outstanding at December 31, 2016	99,981,000	61,289,642	0.906	0.073	3.86	3.38

Exercisable at December 31, 2016	99,981,000	61,289,642	0.906	0.073	3.86	3.38

NOTE 8 - OPERATING LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

Rental of office space and data processing equipment under operating leases were approximately $6,000 and $72,000 for the years ended December 31, 2016 and 2015, respectively.

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

Results of Operations: For the Year ended December 31, 2016 and 2015

Revenues

For the Year ended December 31, 2016, we recognized $16,977 in revenues compared to $18,863 in revenues for the year ended December 31, 2015.

Expenses

For the Year ended December 31, 2016, our expenses were $120,971 compared with $134,412 for the Year ended December 31,2015. These expenses were primarily comprised of professional and consulting fees ($19,508 for 2015 compared to $21,675 for 2014), compensation ($668,079 for 2016 compared to $742,310 for 2015), other general and administrative expenses ($45,385 for 2016 compared to$50,428 for 2015).

Net Income (loss)

For the Year ended December 31, 2016, our net loss was $579,465 compared with a net loss of $644,850 for the she Year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had a working capital deficit of $2,015,039. This compares to a working capital deficit of $2,238,932 as of December 31, 2015. Cash on hand was $131 compared to cash of $145 as of December 31, 2015. Inventories were $20,593 and $22,881 as of December 31, 2016 and December 31, 2015, respectively. Accounts payable as of December 31, 2016 were $939,219 compared to $845,297 as of December 31, 2015. Current portion of convertible notes payable as of December 30, 2016 are $523,166 and compares to $581,296 as of December 31, 2015.

Going Concern

Our financial statements contain a note regarding concern about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates. Note 1 of the “Notes to Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2016, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. For the period ended December 31, 2016, there were no significant changes to our critical accounting policies.

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

(b) Changes in Internal Control over Financial Reporting.

Except as set forth above, there have been no changes in the Company’s processes and procedures during the year ended December 31, 2016, that materially affected or is reasonably expected to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the Year ended December 31, 2016 the company issued 301,105,974 common shares to satisfy outstanding debt obligations At all times relevant:

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

Date:  August 18, 2017