Form 10-Q
period 2017-06-30
PURESPECTRUM, INC.
filed 2017-08-29
CIK 1415306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

Form 10-Q

(Mark One)

☒     QUARTRLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2017

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

As of July 31, 2017 there were 3,240,200,000 shares of our $0,0001 par value common stock issued and outstanding.

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

PART I

Item 1. Condensed Financial Statements

PureSpectrum, Inc.

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash	$125	$131
Accounts Receivables	246	259
Inventory	18,991	20,593
Other Current Assets	7,300	7,685
Total Current Assets	26,662	28,668

Furniture & Equipment, net of accumulated depreciation	102,329	107,715

Other Assets
Patents, net of accumulated amortization	360,887	379,881
Trademarks	101,376	106,713
Total Assets	$591,830	$622,976

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	803,032	845,296
Accrued Expenses	314,199	330,736
Payroll Liabilities	150,638	158,566
Convertible Debt, current portion, net	497,008	523,166
Notes Payable, current portion	138,561	145,854
Notes Payable-Related parties, current portion	38,085	40,089
Total Current Liabilities	1,941,523	2,043,707

Long-term Liabilities
Convertible Debentures, net	379,847	399,839
Total Long-term Liabilities	379,847	399,839

Stockholders' Deficit
Preferred Stock, $0.0001 Par Value, 60,375,000 Shares Authorized, 2,777,250 and 3,150,000 Shares Issued and Outstanding at June 30, 2017 and December 31, 2016, respectively	125	131
Common Stock, $0.0001 Par Value, 945,000,000 Shares Authorized, 668,186,692 Shares Issued at June 30, 2017 and December 31, 2016	39,310	41,379
Additional Paid In Capital	12,486,318	13,143,493
Accumulated Deficit	(14,255,292)	(15,005,572)
Total Stockholders' Deficit	(1,729,542)	(1,820,570)
Total Liabilities and Stockholders' Deficit	$591,830	$622,976

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Condensed Statements of Operations (Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Revenues	$8,065	$8,489

Cost of Goods Sold	11,200	11,790

Gross Profit on Sales	$(3,135)	$(3,301)

Expenses
Other General and Administrative Expenses	57,461	60,485
Total Expense	57,561	60,485
Net Loss from Operations	(60,596)	(63,786)

Other (Expense) Income
Interest Expense	(214,649)	(225,946)
Total Other (Expense) Income	(214,649)	(225,946)
Net Loss	$(275,245)	$(289,732)

Weighted Average Basic & Fully Diluted Outstanding Shares	676,523,593	644,308,184

Basic & Fully Diluted Loss per Share	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Condensed Statements of Cash Flow (Unaudited)

	For the Year Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(275,245)	$(289,732)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,963	4,171
Amortization of the beneficial conversion feature	104,016	130,543
(Increase) decrease in:
Accounts receivables	389	410
Inventory	64,226	67,606
Other current assets	101	101
Increase (decrease) in:
Accounts payable	(41,126)	(43,291)
Accrued expenses	115,614	100,646
Total adjustments	247,183	260,186
Net cash used by operating activities	(28,062)	(29,546)

Investing Activities
Purchase of furniture and equipment	3,655	3,847
Net cash used by investing activities	3,655	3,847

Cash Flows from Financing Activities
Proceeds from borrowing	24,401	25,685
Net cash provided by financing activities	24,401	25,685

Net (Decrease) Increase in Cash	(6)	(14)

Cash at Beginning of Period	131	145

Cash at End of Period	$125	$131

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Debt and accrued interest converted to common stock	$30,033	$63,228
Beneficial conversion feature of convertible debt	$19,922	$41,941
Inventory additions included in accounts payable	$52,520	$110,569

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do no include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. Generally Accepted Accounting Principles US GAAP. All adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for fair presentation of the financial statements, have been included. The results operations for the six months ended June 30, 2017, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2016 included in PureSpectrum Inc.'s Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2017 presentation.

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

The Company is authorized to issue 950 million shares, consisting of (a) 900 million shares of common stock, par value $0.0001 per share and (b) 30 million shares of preferred stock, par value $0.0001 per share, which may be issuable in one or more series. Each common share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2017 and December 31, 2016, there were 668,186,692 common shares issued and outstanding. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting pow conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights shareholders of common stock. As of June 30, 2017 and December 31, 2016 there were 2,777,250 and 3,150,000 shares of the Company's preferred stock issued or outstanding, respectively. Each Series B preferred share entitles the holder thereof to five hundred (500 votes per share and may vote on any action requiring any class of shares to vote.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses from operations of $275,245 for the six months ended June 30, 2017. In addition, at June 30, 2017, the Company has an accumulated deficit of $14,255,292 and negative working capital of $1,914,861.

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

	Six Months Ended June 30,
	2017	2016
Actual
Numerator:
Net loss attributable to common stockholders	$(275,245)	$(289,732)

Denominator:
Weighted average common shares	668,186,692	668,186,692

Basic net loss per common share	$(0.00)	$(0.00)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Convertible debt	3,593,965,308	3,422,824,106
Common stock options	64,354,124	61,289,642
Common stock warrants	104,980,050	99,981,000
	3,762,953,353	3,583,765,098

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2017	December 31, 2016
Note payable, unsecured, to shareholder at 5% interest, payable upon demand	$38,085	$40,089
Note payable, unsecured, to officer at 5% interest, payable upon demand	–	–
	38,085	40,089
Less current portion	38,085	40,089
Long term portion	$–	$–

NOTE 7 – OPTIONS AND WARRANTS

Options and warrants generally vest immediately upon grant. The Company has historically issued warrants related to raising capital. As of June 30, 2017, the Company has 64,354,124 options outstanding and exercisable and 1,049,980,050 warrants outstanding and exercisable. Information about stock options and warrants outstanding at June 30, 2017 and December 31, 2016 is summarized below:

	Shares		Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at December 31, 2016	1,049,980,050	64,354,124	0.951	0.077	4.05	3.55
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled or Expired	–	–	–	–	–
Outstanding at June 30, 2017	1,049,980,050	64,354,124	0.951	0.077	4.05	3.55

Exercisable at June 30, 2017	1,049,980,050	64,354,124	0.951	0.077	4.05	3.55

NOTE 8 - OPERATING LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

Rental of office space and data processing equipment under operating leases were approximately $5,700 and $6,000 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Not applicable

NOTE 10 - SUBSEQUENT EVENTS

On July 29, 2015 the Company issued a Convertible Promissory Note in the amount of $6,000. The Note is due August 29, 2017.

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

Results of Operations: For the six month ended June 30, 2017 and 2016

Revenues

For the Year ended June 30, 2017, we recognized $8,065 in revenues compared to $8,489 in revenues for the six months ended June 30, 2016.

Expenses

For the six months ended June 30, 2017, our expenses were $57,461 compared with $60,485 for the six months ended June 30, 2016. These expenses were primarily comprised of professional and consulting fees ($19,508 for 2016 compared to $21,675 for 2015), compensation ($317,338 for 2017 compared to $668,079 for 2016), other general and administrative expenses ($21,558 for 2017 compared to$45,385 for 2016).

Net Income (loss)

For the Year ended June 30, 2017, our net loss was $275,245 compared with a net loss of $289,732 for the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had a working capital deficit of $1,914,861. This compares to a working capital deficit of $2,015,039 as of December 31, 2016.

Cash on hand was $125 compared to cash of $131 as of December 31, 2016. Inventories were $18,991 and $20,593 as of June 30, 2017 and December 31, 2016, respectively. Accounts payable as of June 30, 2017 were $803,032 compared to $845,297 as of December 31, 2016.

Current portion of convertible notes payable as of June 30, 2017 are $379,847 compared to $399,839 as of December 31, 2016.

Going Concern

Our financial statements contain a note regarding concern about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates. Note 1 of the “Notes to Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2016, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. For the six months ended June 30, 2017, there were no significant changes to our critical accounting policies.

ITEM 3. - Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. - Controls and Procedures.

(a) Disclosure Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, Management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2017, because of material weaknesses in its internal control over financial reporting.

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

(b) Changes in Internal Control over Financial Reporting.

Except as set forth above, there have been no changes in the Company’s processes and procedures during the six months ended June 30, 2017, that materially affected or is reasonably expected to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Quarterly Report on Form 10-Q for the six months ended June 30, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2017 the company issued __________ common shares to satisfy outstanding debt obligations At all times relevant:

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

Date:  August 29, 2017