Form 10-Q/A
period 2017-06-30
PURESPECTRUM, INC.
filed 2017-08-29
CIK 1415306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

Amendment No. 1

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

The registrant is a voluntary filer

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

Explanatory Paragraph

This Amendment No. 1 to form 10-Q for the six months ended June 30, 2017 is being filed solely to change the signatory on all forms. No other changes have been made to the original filing.

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

PURESPECTRUM, INC.

By:	/s/ Miro Zecevic
Miro Zecevic (Preferred Shareholder)

Date:  August 29, 2017