Form 10-Q
period 2011-09-30
PURESPECTRUM, INC.
filed 2019-10-21
CIK 1415306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to  ___________

Commission File Number: 333-1418158

PURESPECTRUM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2233202
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

161 Bay Street, 27th Floor
Toronto, Ontario M5J2S1

(Address of principal executive offices, including zip code)

7 Dey Street
Suite 1503
New York, NY 10007
(Former address of principle executive offices, including zip code)

Registrant’s telephone number, including area code; (416) 792-5555

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

As of September 30, 2011 there were 876,368,278 shares of our $0,0001 par value common stock issued and outstanding.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy, and information statements and other information regarding reporting companies.

PART I

Item 1. Condensed Financial Statements

PureSpectrum, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash	$200	$31,294
Accounts Receivables	399	1,659
Inventory	31,669	69,568
Other Current Assets	11,818	12,145
Total Current Assets	44,086	114,666

Furniture & Equipment, net of accumulated depreciation	154,073	187,910

Other Assets
Patents, net of accumulated amortization	584,207	586,613
Trademarks	164,110	164,110
Total Assets	$946,476	$1,053,299

Liabilities and Stockholders’ Deficit
Current Liabilities
Checks Drawn In Excess of Bank Balance	—	—
Accounts Payable	1,335,877	1,263,065
Accrued Expenses	602,071	290,690
Payroll Liabilities	243,853	243,853
Convertible Debt, current portion, net of discount $5,578 and $218,460, respectively	829,627	591,540
Notes Payable, current poriton	224,305	224,305
Notes Payable-Related parties, current poriton	61,650	61,650
Total Current Liabilities	3,297,383	2,675,103

Long-term Liabilities
Accounts Payable, satisfied by common stock issuance	—	—
Accrued expenses, satisfied by common stock issuance	—	—
Notes Payable-Related parties, satisfied by common stock issuance	—	—
Convertible Debentures, net of discount $419,250 and $670,800, respectively	698,750	447,200
Total Long-term Liabilities	698,750	447,200

Stockholders’ Deficit
Preferred Stock, $0.0001 Par Value, 50,000,000 Shares Authorized, 2,000,000 and 2,000,000 Shares Issued and Outstanding at September 30, 2011 and December 31, 2010, respectively	200	200
Common Stock, $0.0001 Par Value, 900,000,000 Shares Authorized, 876,368,278 and 422,651,503 Shares Issued at September 30, 2011 and December 31, 2010, respectively	87,637	43,416
Additional Paid In Capital	20,240,984	20,241,473
Treasury Stock	—	(170,000)
Prepaid Loan Costs	—	—
Accumulated Deficit	(23,378,478)	(22,184,093)
Total Stockholders’ Deficit	(3,049,657)	(2,069,004)
Total Liabilities and Stockholders’ Deficit	$946,476	$1,053,299

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Condensed Statements of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Revenues	$—	$11,603	$26,108	$30,353

Cost of Goods Sold	—	10,091	36,261	33,422

Gross Profit on Sales	$—	$1,512	$(10,153)	$(3,069)

Expenses
Share Based Compensation	—	26,771	—	635,313
Research and Development	—	24,226	—	273,316
Other General and Administrative Expenses	52,499	466,231	238,537	2,806,374
Total Expense	52,499	517,228	238,537	3,715,003
Net Loss from Operations	(52,499)	(515,716)	(248,690)	(3,718,072)

Other (Expense) Income
Interest Income	—	—	—	—
Gain on AP Settlement	—	—	—	31,987
Loss on Asset Disposal	—	—	—	—
Inventory Impairment Write Down	—	(1,286,529)	—	(1,286,529)
Interest Expense	(249,359)	(871,498)	(945,694)	(2,810,242)
Total Other (Expense) Income	(249,359)	(2,158,027)	(945,694)	(4,064,784)
Net Loss	$(301,858)	$(2,673,743)	$(1,194,384)	$(7,782,856)

Weighted Average Basic & Fully Diluted Outstanding Shares	675,237,213	389,150,842	538,870,309	172,251,094

Basic & Fully Diluted Loss per Share	$(0.00)	$(0.01)	$(0.00)	$(0.05)

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Condensed Statements of Cash Flow (Unaudited)

	For the nine months ended September 30,
	2011	2010
Operating activities
Net loss	$(1,194,384)	$(7,782,856)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,831	38,295
Share based compensation	—	635,311
Amortization of detachable warrants issued with convertible debt	—	458,710
Amortization of the beneficial conversion feature	562,432	2,114,566
Services exchanged for common stock	—	135,000
Stock issued for commitment fee collateral	—	250,000
Amortization of prepaid loan costs	—	106,805
Gain on Settlement of Accounts Payable	—	—
Loss on disposal od assets	—	—
(Increase) decrease in:
Accounts receivables	1,260	2,111
Inventory	207,939	1,465,091
Other current assets	327	25,249
Increase (decrease) in:
Accounts payable	(97,228)	277,197
Accrued expenses	373,319	138,720
Payroll liabilities	—	180,013
Total adjustments	1,060,878	5,827,068
Net cash used by operating activities	(133,506)	(1,955,788)

Investing Activities
Purchase of furniture and equipment	23,412	(9,698)
Development of Patents and trademarks		—
Purchase of Treasury Stock	—	—
Net cash used by investing activities	23,412	(9,698)

Cash Flows from Financing Activities
Increase in Checks Drawn in Excess of Bank Balance	—	(4,706)
Proceeds from borrowing	79,000	867,305
Proceeds from issuance of stock issued for conversion of debt	—	—
Repayment of borrowing	—	(5,000)
Proceeds from issuance of common stock	—	479,593
Proceeds from exersice of options and warrants	—	630,100
Proceeds from debt converted to common stock	—	—
Net cash provided by financing activities	79,000	1,967,292

Net (Decrease) Increase in Cash	(31,094)	1,805

Cash at Beginning of Period	31,294	609

Cash at End of Period	$200	$2,414

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Debt and accrued interest converted to common stock	$149,237	$889,831
Satisfaction of accounts payable through issuance of common stock	$—	$817,501
Cancellation of PSPM shares not exchanged for PSRU shares	$—	$7
Detachable warrants issued with convertible debt	$—	$352,063
Benefical conversion feature of convertible debt	$64,500	$1,899,429
Property and equipment additions included in accounts payable	$—	$8,517
Inventory additions included in accounts payable	$170,040	$483,684
Intangible asset additions included in accounts payable	$—	$62,677

The accompanying notes are an integral part of the condensed financial statements.

PureSpectrum, Inc.

Statements of Changes in Stockholders’ Deficit

For the Period From December 31, 2009 through September 30, 2011

	Preferred Shares	Preferred Amount	Common Shares	Common Amount	Additional Paid in Capital	Prepaid Loan Costs	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance - December 31, 2009	—	$—	215,455,090	$21,546	$13,875,015	$(106,805)	$(14,211,159)	$—	$(421,403)

Stock Issued for Cash (Unaudited)	—	—	12,571,312	1,257	328,336	—	—		329,593
Stock Issued for Services (Unaudited)	2,000,000	200	2,616,667	262	134,738	—	—	—	135,200
Share Based Compensation (Unaudited)	—	—	45,000,000	4,500	635,312	—	—	—	639,812
Issuance of warrants and BCF associated with convertible debt (Unaudited)	—	—	—	—	2,341,491	—	—	—	2,341,491
Stock issued upon exercise of warrants and options (Unaudited)	—	—	25,694,662	2,570	627,530	—	—	—	630,100
Stock issued upon debt conversion (Unaudited)	—	—	122,648,521	12,265	1,845,066	—	—		1,857,331
Stock issued upon redemption of convertible debentures (Unaudited)	—	—	233,333	23	34,977	—	—	—	35,000
Stock issued for commitment fee collateral (Unaudited)	—	—	10,000,000	1,000	249,000	—	—	—	250,000
Amortization of Prepaid Loan Costs (Unaudited)	—	—	—	—	—	106,805	—	—	106,805
Cancellation of expired stock (Unaudited)	—	—	(68,743)	(7)	7	—	—	—	—
Purchase of treasury stock (Unaudited)	—	—	—	—	—	—	—	(170,000)	(170,000)
Net Loss (Unaudited)	—	—	—	—	—	—	(7,972,934)	—	(7,972,934)
Balance - December 31, 2010 (Unaudited)	2,000,000	$200	434,150,842	$43,416	$20,071,473	$—	$(22,184,093)	$(170,000)	$(2,239,005)

Stock Issued for Cash (Unaudited)	—	—	—	—	—	—	—		—
Stock Issued for Services (Unaudited)	—	—	—	—	—	—	—	—	—
Share Based Compensation (Unaudited)	—	—	—	—	—	—	—	—	—
Issuance of warrants and BCF associated with convertible debt (Unaudited)	—	—	—	—	64,500	—	—	—	64,500
Stock issued upon exercise of warrants and options (Unaudited)	—	—	—	—	—	—	—	—	—
Stock issued upon debt conversion (Unaudited)	—	—	456,837,500	45,684	273,551	—	—		319,235
Stock issued upon redemption of convertible debentures (Unaudited)	—	—	—	—	—	—	—	—	—
Stock issued for commitment fee collateral (Unaudited)	—	—	—	—	—	—	—	—	—
Amortization of Prepaid Loan Costs (Unaudited)	—	—	—	—	—	—	—	—	—
Cancellation of treasury stock (Unaudited)	—	—	(14,620,064)	(1,462)	(168,538)	—	—	170,000	—
Purchase of treasury stock (Unaudited)	—	—	—	—	—	—	—	—	—
Net Loss (Unaudited)	—	—	—	—	—	—	(1,194,384)	—	(1,194,384)
Balance - September 30, 2011 (Unaudited)	2,000,000	$200	876,368,278	$87,638	$20,240,985	$—	$(23,378,478)	$—	$(3,049,655)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. Generally Accepted Accounting Principles US GAAP. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair  presentation of the financial statements, have been included. The results of operations for the period ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2010 included in PureSpectrum Inc.’s Form 10-K.

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

The Company is authorized to issue 950 million shares, consisting of (a) 900 million shares of common stock, par value $0.0001 per share and (b) 50 million shares of preferred stock, par value $0.0001 per share, which may be issuable in one or more series. Each common share is entitled to one vote and shareholders have no preemptive or conversion  rights. As of September 30, 2011, and December 31, 2010, there were 876,368,278 and 351,691,363 common shares issued and outstanding, respectively. The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of September 30, 2011, and December 31, 2010, there were 2,000,000 and 2,000,000 shares of the Company’s preferred stock issued or outstanding, respectively. Each Series B preferred share entitles the holder thereof to five hundred (500) votes per share and may vote on any action requiring any class of shares to vote.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses from operations of $1,194,384 for the Nine Months ended September 30, 2011. In addition, at September 30, 2011, the Company has an accumulated deficit of $23,378,478 and negative working capital of $3,253,297.

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

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2011	December 31, 2010
Note payable, unsecured, to shareholder at 5% interest, payable upon demand	61,650	61,650
Note payable, unsecured, to officer at 5% interest, payable upon demand	—	—
	61,650	61,650
Less current portion	61,650	61,650
Long term portion	—	—

NOTE 7 – CONVERTIBLE NOTES AND DEBENTURES PAYABLE

Convertible debt consists of the following:

	September 30, 2011	December 31, 2010
Convertible notes issued to an investor, net of discount of $5,347 and $21,246 as of September 30, 2011 and December 31, 2010 respectively.	257,641	213,754

Convertible debentures issued to an investor, net of discount of $419,250 and $670,800 as of September 30, 2011 and December 31, 2010 respectively.	698,750	447,200

Convertible notes issued to an investor, net of discount of $0 and $0 as of September 30, 2011 December 31, 2010 respectively.	174,452	162,582

Convertible notes issued to an investor, net of discount of $0 and $0 as of September 30, 2011 December 31, 2010 respectively.	125,000	125,000

Convertible notes issued to an investor, net of discount of $0 and $0 as of September 30, 2011 December 31, 2010 respectively.	178,265	15,204

Convertible notes issued to an investor, net of discount of $0 and $0 as of September 30, 2011 December 31, 2010 respectively.	75,000	75,000

Convertible notes issued to an investor, net of discount of $231 and $0 as of September 30, 2011 and December 31, 2010 respectively.	19,269	—
	1,528,377	1,038,740
Less current portion	698,750	591,540
Long term portion	829,627	447,200

NOTE 8 – OPTIONS AND WARRANTS

Options and warrants generally vest immediately upon grant. The Company has historically issued warrants related to raising capital. As of September 30, 2011, the Company has 44,136,929 options outstanding and exercisable and  72,000,000 warrants outstanding and exercisable.

Information about stock options and warrants outstanding at September 30, 2011 and December 31, 2010 is summarized below:

	Shares		Weighed Average Exercise Price Per Share		Weighed Average Remaining Contractual Life
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at December 31, 2010	72,000,000	44,136,929	0.750	0.060	3.2	3.2

Granted	—	—	—	—	—	—

Exercised	—	—	—	—	—	—

Cancelled or Expired	—	—	—	—	—	—

Outstanding at September 30, 2011	72,000,000	44,136,929	0.750	0.060	2.7	2.8

Exercisable at September 30, 2011	72,000,000	44,136,929	0.750	0.060	2.7	2.8

NOTE 9 - OPERATING LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

Rental of office space and data processing equipment under operating leases were approximately $6,000 and $78,752 for the Nine Months ended September 30, 2011 and 2010, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Not applicable

NOTE 11 - SUBSEQUENT EVENTS

On December 5, 2011, Barclay Lyons transferred the Series B preferred shares to OTC Ventures, Inc., an entity controlled by Cedric Atkinson, our new chief executive officer. As a result of the foregoing, Mr. Atkinson will now be able to elect the Company’s Board of Directors and approve any action requiring the vote of the holders of the Company’s common stock.

On December 5, 2011 Gregory Clements tendered his resignation as an officer and director of the Company. There was no disagreement between the Company and Mr. Clements regarding the Company’s operations or financial reporting.

Concurrently with his resignation, Mr. Clements appointed Cedric Atkinson to serve as the Company’s sole officer and director.

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

The Company will continue to look into various financing opportunities. However, there is no assurance that additional financing will be available to us when needed or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to decrease or cease operations. The issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining additional loans, including commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments

Results of Operations: For the Nine Months ended September 30, 2011 and 2010

Revenues

For the Nine Months ended September 30, 2011, we recognized $26,108 in revenues compared to $30,353 in revenues for the Nine Months ended September 30, 2010.

Expenses

For the Nine Months ended September 30, 2011, our expenses were $238,537 compared with $3,718,072 for the Nine Months ended September 30, 2010. These expenses were primarily comprised of professional and consulting fees ($45,000 for 2011 compared to $906,081 for 2010), compensation ($110,242 for 2011 compared to $689,931 for 2010), other general and administrative expenses ($86,295 for 2011 compared to $1,237,895 for 2010).

Net Income (loss)

For the Nine Months ended September 30, 2011, our net loss was $1,194,384 compared with a net loss of $7,782,856 for the Nine Months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had a working capital deficit of $3,253,297. This compares to a working capital deficit of $2,560,437 as of December 31, 2010. Cash on hand was $200 compared to cash of $31,294 as of December 31, 2010. Inventories were $31,669 and $69,568 as of September 30, 2011 and December 31, 2010, respectively. Accounts payable as of September 30, 2011 were $1,335,877 compared to $1,263,065 as of December 31, 2010. Current portion of convertible notes payable as of September 30, 2011 were $829,627 and compares to $591,540 as of December 31, 2010.

Going Concern

Our financial statements contain a note regarding concern about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates. Note 1 of the “Notes to Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2010, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. For the period ended September 30, 2011, there were no significant changes to our critical accounting policies.

ITEM 3. - Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. - Controls and Procedures.

(a)	Disclosure Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2011 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, Management concluded that the Company’s internal control over financial reporting was  not effective as of September 30, 2011, because of material weaknesses in its internal control over financial reporting.

A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely  basis by employees in the normal course of their assigned functions. Management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company’s limited resources, management has not developed a plan to mitigate the above material weaknesses without the assistance of an independent escrow agent. In furtherance thereof, and with the agreement of the secured creditors, all monies received from either product sales or from any financing, are deposited in an attorney’s escrow account established by the  Company at the request of the secured creditors. Distributions from the escrow account must be approved by the secured creditors

Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

(b)	Changes in Internal Control over Financial Reporting.

Except as set forth above, there have been no changes in the Company’s processes and procedures during the Nine Months ended September 30, 2011, that materially affected or is reasonably expected to materially affect the Company’s internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10- K for the period ended December 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the Nine Months ended September 30, 2011 the company issued 456,837,500 common shares to satisfy outstanding debt obligations

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

ITEM 3. Defaults Upon Senior Securities

On October 29, 2010, the Company entered a Forbearance Agreement (the “Agreement”) with its secured creditors. In order to finance its ongoing operations, the Company executed multiple secured convertible promissory notes totaling $756,436 with several creditors.

These notes are in default.

The secured creditors have filed U.C.C. security interests encumbering all of the Company’s assets now owned or hereafter acquired and the proceeds thereof. Barclay Lyons, LLC has a priority security interest.

ITEM 4 - [Removed and Reserved]

ITEM 5. - Other Information

There is no information that was required to be disclosed by the Company on Form 8-K during the third quarter of 2011, that was not reported.

ITEM 6 - Exhibits

Exhibit No.	Description
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ++	XBRL Instance Document
101.SCH ++	XBRL Taxonomy Extension Schema Document
101.CAL ++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ++	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURESPECTRUM, INC.

By:	/s/Cedric Atkinson

Cedric Atkinson
President/CEO and CFO
(Principal Executive Officer)

DATE: 01/19/2012